Form 10-K
period 1993-12-31
GTE FLORIDA INC
filed 1994-03-31
CIK 40865

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required}

For the fiscal year ended         December 31, 1993
                          ---------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 19334 [Fee Required]

For the transition period from _______________________ to ___________________


Commission File Number    1-3090
                      -------------------------------------------------------



                          GTE FLORIDA INCORPORATED
- -----------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                FLORIDA                                59-0397520
- --------------------------------------     ----------------------------------
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

      One Tampa City Center, Tampa, Florida               33602
- ---------------------------------------------   -----------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

Registrant's telephone number, including area code          813-224-4011
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:



                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                      WHICH WAS REGISTERED
- --------------------------------------     ----------------------------------
$1.30 CUMULATIVE PREFERRED, SERIES B             NEW YORK STOCK EXCHANGE
$1.25 CUMULATIVE PREFERRED                       NEW YORK STOCK EXCHANGE
8.16% CUMULATIVE PREFERRED                       NEW YORK STOCK EXCHANGE
FIRST MORTGAGE BONDS-7 1/2%-SERIES O             AMERICAN STOCK EXCHANGE
- --------------------------------------     ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- -----------------------------------------------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. _____

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                                     ----    ----

THE COMPANY HAD 23,400,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1994.

                       DOCUMENT INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 (INCORPORATED IN PARTS I AND II).


                               TABLE OF CONTENTS

Item                                                                      Page
- -----                                                                     ----
PART I

 1.  Business                                                               1

 2.  Properties                                                             3

 3.  Legal Proceedings                                                      4

 4.  Submission of Matters to a Vote of Security Holders                    4

PART II

 5.  Market for the Registrant's Common Equity and Related
     Shareholder Matters                                                    5

 6.  Selected Financial Data                                                5

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    5

 8.  Financial Statements and Supplementary Data                            5

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    5

PART III

10.  Directors and Executive Officers of the Registrant                     6

11.  Executive Compensation                                                11

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                            17

13.  Certain Relationships and Related Transactions                        18

PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                                           19

                                     PART I

Item 1.  Business

GTE Florida Incorporated (the Company) (formerly General Telephone Company of Florida, formerly Peninsular Telephone Company) was incorporated on June 20, 1901, as a corporation for profit pursuant to the general corporation laws of the state of Florida. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

The Company has a wholly-owned subsidiary, GTE Communications Corporation (GTECC). In 1989, the assets of another subsidiary, GTE Ventures (GTEV), were sold to affiliated companies at net book value. GTECC contains the majority of the Company's nonregulated operations including the provision of terminal equipment to business and residential customers, cellular mobile phones and other nonregulated telecommunication services.

The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of Florida is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carrier. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily the American Telephone and Telegraph Company (AT&T). The number of access lines served has grown steadily from 1,623,994 on January 1, 1989 to 1,978,220 on December 31, 1993.

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                          Years Ended December 31
                                 ----------------------------------------
                                    1993           1992           1991
                                    ----           ----           ----
                                          (Thousands of Dollars)

Local Network Services            $ 537,446      $ 498,151      $ 450,489
% of Total Revenues                      44%            40%            37%

Network Access Services           $ 406,244      $ 425,860      $ 419,628
% of Total Revenues                      34%            34%            34%

Long Distance Services            $  74,646      $ 110,101      $ 161,412
% of Total Revenues                       6%             9%            13%

Equipment Sales and Services      $  91,536      $  89,436      $  92,267
% of Total Revenues                       8%             7%             7%

Other                             $ 101,243      $ 130,993      $ 105,483
% of Total Revenues                       8%            10%             9%



At December 31, 1993, the Company had 8,210 employees, both bargaining and non-bargaining unit members. In 1993, an agreement was reached on one contract with the international Brotherhood of Electrical Workers (IBEW). During 1994, there are no contracts which will expire.


  Telephone Competition

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) as to its intrastate business operations and the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 10 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to the Company. As a result, the Company faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed new systems in certain markets to bypass the local-exchange network. Additional competition from interexchange carriers as well as wireless companies continues to evolve for both intrastate and interstate communications.

During 1994, the Company will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years. During the year, the Company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

In 1993, GTE also continued to make progress in advanced telecommunications technology. In Tampa, Florida, GTE concluded the largest market trial of residential personal communication services (PCS) in the United States. The knowledge and experience gained during this trial will enhance GTE's ability to compete in this emerging market. During 1993, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless PCS. These services will both complement and compete with the Company's traditional wireline services. The Company will be permitted to fully participate in the license auctions in areas outside of GTE's existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Legislative activity to change the Florida regulatory scheme is expected to evolve within the next year. The Company is continuing to pursue favorable pricing arrangements through the FPSC.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar interconnect arrangements for private line services ordered during 1992. The order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed. In fact, some form of intraLATA competition is authorized in Florida.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks.
The Company supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The Company's property consists of network facilities (82%), company facilities (13%), customer premises equipment (1%) and other (4%). From January 1, 1989 to December 31, 1993, the Company made gross property additions of $1.5 billion and property retirements of $1.3 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.


Item 6.  Selected Financial Data

Reference is made to the Registrant's Annual Report to Shareholders, page 28, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the Registrant's Annual Report to Shareholders, pages 24 to 27, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 8.  Financial Statements and Supplementary Data

Reference is made to the Registrant's Annual Report to Shareholders, pages 5 to 22, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of all the directors and executive officers of the Company as of March 7, 1994 are listed below along with their business experience during the past five years.

a.  Identification of Directors

                            Director
      Name            Age    Since             Business Experience
- ------------------    ---   --------  ----------------------------------------

Peter A. Daks          48    1994     State President - Florida; various
                                      positions with GTE including Regional
                                      Vice president-General Manager, Florida-
                                      GTE South Area; Vice President-
                                      Information Management, GTE Telephone
                                      Operations; Assistant Vice President-
                                      Business Systems Planning at GTE Service
                                      Corporation in Stamford, CT; Vice
                                      President-Information Management and
                                      Information Management; Director-GTE
                                      Southeast and Manager-System Development at GTE Products Corporation.

Kent B. Foster         50    1994     Vice Chairman of the Board of Directors
                                      of GTE Corporation, October 1993.
                                      President, GTE Telephone Operations,
                                      1989; Director, GTE Corporation, 1992;
                                      Director, all GTE domestic telephone
                                      subsidiaries, 1993; Director, BC
                                      Telecom, Inc.; Director, Compania
                                      Anonima Nacional Telefonos de Venezuela;
                                      Director, National Bank of Texas.

Richard M. Cahill      55    1994     Vice President - General Counsel of GTE
                                      Telephone Operations, 1988; Director,
                                      all GTE domestic telephone subsidiaries,
                                      1993; Director, GTE Vantage
                                      Incorporated, 1991; Director, GTE
                                      Intelligent Network Services
                                      Incorporated, 1993.

Gerald K. Dinsmore     44    1992     Senior Vice President - Finance and
                                      Planning for GTE Telephone Operations,
                                      1994. Vice President - Finance, GTE
                                      Telephone Operations, 1993; Vice
                                      President - Intermediary Customer
                                      Markets, GTE Telephone Operations, 1991.
                                      President, South Area, GTE Telephone
                                      Operations, 1992; Director, all GTE
                                      domestic telephone subsidiaries, 1993.

Michael B. Esstman     47    1994     Executive Vice President-Operations, GTE
                                      Telephone Operations, 1993; President,
                                      Central Area, GTE Telephone Operations,
                                      1991.  President, Contel Eastern Region,
                                      Telephone Operations Sector, 1983;
                                      Director, AG Communications System;
                                      Director, all GTE domestic telephone
                                      subsidiaries, 1993.

Thomas W. White        47    1994     Executive Vice President of GTE
                                      Telephone Operations, 1993; Senior Vice
                                      President - General Office Staff, GTE
                                      Telephone Operations, 1989; Director,
                                      all GTE domestic telephone subsidiaries,
                                      1993; Director, Quebec-Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any day during May, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.

All of the directors, with the exception of Mr. Dinsmore, were elected
January 1, 1994, following the resignations from the Board of Marsha Lewis Brown, Raleigh W. Greene, Mia C. Hardcastle, A. Lamar Matthews Jr., Richard D. Pope, Jr., T. Terrell Sessums, Jan E. Smith and Gus A. Stavros.



b.  Identification of Executive Officers

                                   Year Assumed
                                      Present
        Name                   Age    Position       Position with Company
- ----------------------         --- ------------ ----------------------------

Peter A. Daks (1)              48      1994     President
James D. Bennett (2)           48      1994     State Vice President - Sales
M. Michael Foster (3)          50      1994     State Vice President -
                                                  Operations
Fassil Gabremariam (4)         49      1994     State Vice President - Finance
Donald W. McLeod (5)           53      1994     State Vice President -
                                                  External Affairs
Marceil Morrell (6)            44      1994     State Vice President - General
                                                  Counsel
David H. Richter (7)           44      1994     State Vice President - Human
                                                  Resources
Charles J. Somes (8)           48      1994     Secretary

                                                        Position with
                                                GTE Telephone Operations (9)
                                                -----------------------------
Kent B. Foster                 50      1989     President
Michael B. Esstman (10)        47      1993     Executive Vice President -
                                                  Operations
Thomas W. White                47      1989     Executive Vice President
Guillermo Amore                55      1990     Senior Vice President -
                                                  International
Gerald K. Dinsmore (1)         44      1993     Senior Vice President -
                                                  Finance and Planning
Robert C. Calafell (11)        52      1993     Vice President - Video
                                                  Services
A. T. Jones                    54      1992     Vice President - International
Brad M. Krall (12)             52      1993     Vice President - Centralized
                                                  Services
Donald A. Hayes                56      1992     Vice President - Information
                                                  Technology
Richard L. Schaulin            51      1989     Vice President - Human
                                                  Resources
Clarence F. Bercher            50      1991     Vice President - Sales
Mark S. Feighner               45      1991     Vice President - Product
                                                  Management
Geoff C. Gould                 41      1989     Vice President - Regulatory
                                                  and  Governmental Affairs
G. Bruce Redditt               43      1991     Vice President - Public
                                                  Affairs
Richard M. Cahill              55      1989     Vice President and General
                                                  Counsel
Leland W. Schmidt              60      1989     Vice President - Industry
                                                  Affairs
Paul E. Miner                  49      1990     Vice President - Regional
                                                  Operations Support
Katherine J. Harless           43      1992     Vice President -
                                                  Intermediary Markets
William M. Edwards, III  (13)  45      1993     Controller


Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1)   Peter A. Daks, previously Regional Vice President - General
      Manager/Florida, was appointed President for GTE Florida Inc. replacing Gerald K. Dinsmore who was appointed Senior Vice President - Finance and Planning for GTE Telephone Operations effective March 7, 1994, replacing John L. Hume who retired.

(2) James D. Bennett, previously Area Vice President - Sales, was appointed State Vice President - Sales effective March 7, 1994.

(3) M. Michael Foster, previously Regional Vice President - General Manager - Michigan, was appointed State Vice President - Operations replacing Peter A. Daks who was appointed President.

(4) Fassil Gabremariam, previously Area Vice President - Finance was appointed State Vice President - Finance effective March 7, 1994.

(5) Donald W. McLeod was appointed State Vice President - External Affairs replacing Bruce M. Holmberg who retired and Jorge Jackson who was appointed Area Vice President - Public Affairs - West.

(6) Marceil Morrell was appointed State Vice President - General Counsel replacing James V. Carideo who retired effective March 7, 1994.

(7) David H. Richter was appointed State Vice President - Human Resources replacing Margaret B. Haight who was appointed State Vice President - General Manager - Kentucky for GTE South Incorporated effective March 7, 1994.

(8) Charles J. Somes was appointed Secretary replacing Jerry L. Austin who retired effective March 7, 1994.

(9) Position is with, and duties are performed at, the GTE Telephone Operations Headquarters in Irving, Texas.

(10) Michael B. Esstman was appointed Executive Vice President - Operations effective April 25, 1993 replacing Charles A. Crain who retired on April 1, 1993.

(11) Robert C. Calafell was appointed Vice President - Video Services effective March 28, 1993.

(12) Brad M. Krall was appointed Vice President - Centralized Services effective November 7, 1993.

(13) William M. Edwards, III, was appointed Controller effective November 21, 1993 replacing John D. Utzinger.

William E. Starkey retired November 21, 1993, George N. King retired May 21, 1993 and Clark W. Barlow retired August 21, 1993. Stephen A. Inkrott accepted a position with GTE Telephone Operations as Assistant Vice President - Network Planning.


The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, none of the persons subject to these reporting requirements filed the required initial statement of beneficial ownership of securities on a timely basis, but the Company has determined that each of its current directors and executive officers is in the process of completing this filing. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of South directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock.

Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the Chief
Executive Officer and each of the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiary.

                                                                                          Long-Term Compensation
                                                                                          ----------------------
                                            Annual Compensation(2)                  Awards                  Payments
                                      -------------------------------------  ------------------  --------------------------------
       (a)                     (b)      (c)         (d)          (e)             (f)        (g)       (h)             (i)
                                                                              Reserved
Name and Principal                                           Other Annual      Stock    Options     LTIP         All Other
Position in Group(1)          Year   Salary($)(1)  Bonus($)  Compensation($)  Awards(#)  SARs(#)  Payments($)  Compensations($)(4)
- --------------------          ----    ---------   --------  ---------------  ---------  -------  -----------  -------------------
Gerald K. Dinsmore (3)        1993     96,517      93,726       56,499          --       14,500     6,704             2,107
  President                   1992     30,250      29,140          317          --       16,200        --               815

Peter A. Daks                 1993    155,039      71,300        3,037          --        7,300        --             4,651
  Regional Vice President -   1992    148,419      92,200        1,564          --           --        --             4,453
    General Manager/Florida   1991    126,132      87,000        1,546          --        5,300        --             4,038

Kent B. Foster                1993     59,621      54,765        2,897          --       58,800    12,061               670
  President                   1992     54,341      63,491        1,064          --           --    19,765               692
    GTE Telephone Operations  1991     46,695      63,119        3,615          --      133,300    26,335               682

Stephen A. Inkrott            1993     71,065      33,432        2,469          --        4,900        --             2,132
  Area Vice President -       1992     69,410      41,508       10,249          --        5,500        --             2,082
    General Manager           1991     39,503      21,442       11,362          --        5,300        --             1,082

Fassil Gabremariam            1993     66,924      19,162          464          --        2,700        --             2,008
   Area Vice President -      1992     65,833      25,256          890          --           --        --             1,975
      Finance                 1991     70,666      31,127          611          --        3,000        --               785

- ----------
(1) Individual was an officer for GTE Florida Incorporated at December 31, 1993.

(2) Annual Compensation represents the Company's pro rata share of salaries, bonuses and other annual compensation. Total annual cash compensation for Messrs. Dinsmore, Daks, Foster, Inkrott and Gabremariam, for whom allocated amounts are shown above, is $544,684, $229,376, $1,129,356, $236,127 and
    $191,060 for 1993, respectively.

(3) Mr. Dinsmore became president in October 1992.

(4) All other compensation includes Company contributions to defined contribution plans.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the named executive officers of the Company in 1993. Pursuant to Securities and Exchange Commission (the
SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                         Potential Realizable Value at
                                                                                                   Assumed Annual Rate of Stock
                                                                                             Price Appreciation For
                                          Individual Grants(1)                                    Option Term
                          -----------------------------------------------------------   --------------------------------
    (a)                        (b)            (c)              (d)          (e)           (f)        (g)         (h)
                                           Percent of
                                         Total Options/
                                          SARs Granted      Exercise
                                           to All GTE        Or Base
                          Options/SARs    Employees in        Price      Expiration
Name                       Granted (#)     Fiscal Year        ($/SH)        Date           0%        5%           10%
- --------------------       ------------   --------------   ----------   -------------   -------   ----------   ----------
Gerald K. Dinsmore            14,500          0.73%         $35.0625     2/15/03           $0     $  319,734   $  810,269
Peter A. Daks                  4,900          0.25           35.0625     2/15/03            0        108,048      273,815
                               2,400          0.12           30.1250    10/10/03            0         57,544      145,827
Kent B. Foster                48,400          2.42           35.0625     2/15/03            0      1,067,249    2,704,621
                              10,400          0.52           37.6250    10/12/03            0        246,087      623,632
Stephen A. Inkrott             4,900          0.25           35.0625     2/15/03            0        108,048      273,815
Fassil Gabremariam             2,700          0.14           35.0625     2/15/03            0         69,607      150,878

- ----------
(1) Under the Long-Term Incentive Plan, options are presently granted with
    tandem stock appreciation rights   ("SARs"). One-third of these grants vest
    annually commencing one year after the date of grant.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the named executive officers of the Company during 1993 and the value of options and stock appreciation rights held by such officers at year-end measured in terms of the closing price of GTE Common Stock on December 31, 1993.


      (a)                       (b)             (c)                       (d)                             (e)
                                                                                                  Value of Unexercised
                               Shares                          Number of     Unexercised        In-the-Money Options/SARs
                              Acquired         Value          Options/SARs    at FY-End               At FY-End($)
Name                       On Exercise(#)    Realized($)      Exercisable    Unexercisable     Exercisable    Unexercisable
- ------------------         --------------    -----------      -----------    -------------     -----------    -------------
Gerald K. Dinsmore                 0          $        0          9,732          27,468          $ 24,328       $  27,947
Peter A. Daks                      0                   0          3,533           9,067            11,201           5,632
Kent B. Foster                70,517           1,447,800         99,450         125,450           341,551         212,447
Stephen A. Inkrott                 0                   0          9,788          10,334            85,426          15,403
Fassil Gabremariam                 0                   0          5,800           3,700            47,776           3,188


Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE Long-Term Incentive Plan (LTIP) provides for awards, currently in the form of stock options with tandem stock appreciation rights and cash bonuses, to participating employees. The stock options and stock appreciation rights awarded under the LTIP to the five most highly compensated individuals in 1993 are shown in the table on page 11.

Under the LTIP, performance bonuses are paid in cash based on the achievement of pre-established goals for GTE's return on equity (ROE) over a three-year award cycle. Performance bonuses are denominated in units of GTE Common Stock ("Common Stock Units") and are maintained in a Common Stock Unit Account.

At the time performance targets are established for the three-year cycle, a Common Stock Unit Account is set up for each participant who is eligible to receive a cash award under the LTIP. An initial dollar amount for each account is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with other selected corporations that are comparable to GTE in terms of revenue, market value and other quantitative measures. That amount is then divided by the average market price of GTE Common Stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE Common Stock. An amount equal to the dividends declared on an equivalent number of shares of GTE Common Stock is added each time a dividend is paid. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit Account. Messrs. Dinsmore, Daks and Foster are the only individuals of the five most highly compensated individuals eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1993 to their accounts and estimated future payouts under the LTIP are shown in the following table.

                                                                  Estimated Future Payouts
                                                             Under Non-Stock Price Based Plans(1)
                                                             ------------------------------------
       (a)                   (b)              (c)              (d)             (e)           (f)
                                          Performance
                           Number of        Or Other
                         Shares, Units    Period Until
                           Or Other        Maturation
Name                        Rights          Or Payout      Threshold(2)     Target(3)      Maximum(5)
- ----------------------   -------------    ------------     ------------     ---------      ----------
Gerald K. Dinsmore (4)      2,000            3 Years           468            2,341
Peter A. Daks                   0            N/A                 0                0
Kent B. Foster (6)          6,100            3 Years         1,428            7,139
                              670            2 Years           149              743
                              326            1 Year             69              343
                            1,620           26 Months          365            1,827
                              854           14 Months          183              913
                              119            2 Months           24              121
Stephen A. Inkrott              0            N/A                 0                0
Fassil Gabremariam              0            N/A                 0                0

- ----------
(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1993. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

(2) The level of average ROE during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 20% of the target award. Below the minimum acceptable performance level, no award is earned.

(3) The average ROE target during the cycle which represents outstanding GTE performance and which, if attained, results in payment of 100% of the target award.

(4) Mr. Dinsmore's Common Stock Unit Grants are prorated awards for the 1992-1994 and 1991-1993 performance periods, respectively, made to him when he was promoted to Area President - South.

(5) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE exceeds the targeted ROE. If GTE's average ROE during the cycle exceeds the performance target, additional bonuses may be earned according to the following schedule:

             Performance Increment Above            Added Percentage
            Maximum ROE Performance Target          to Maximum Awards
            -------------------------------         -----------------
               First and Second   0.1%                     +2%
               Third and Fourth   0.1%                     +3%
               Fifth and above    0.1%                     +4%

    For example, if average ROE performance exceeds the ROE target by 0.5%, the performance bonus will equal 114% of the target award.

(6) The award of 6,100 units to Mr. Foster represents the grant for the 1993 -95 performance period made while he was President - GTE Telephone Operations. The other grants shown are incremental, prorated awards made when his position was reclassified and when he was promoted to Vice Chairman - GTE Corporation, as well as President - GTE Telephone Operations and apply to the original targets under the 1993-95, 1992-94 and 1991-93 performance periods.


Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Dinsmore, Daks and Foster regarding benefits to be paid in the event of a change in control of GTE (a "Change in Control").

A Change in Control is deemed to have occurred if a majority of the members of the Board do not consist of members of the incumbent Board (as defined in the Agreements) or if, in any 12-month period, three or more directors are elected without the approval of the incumbent Board. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the incumbent Board for purposes of determining whether a Change in Control has occurred. A Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board of GTE and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

The Agreements provide for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes but is not limited to the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Dinsmore, Daks and Foster provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of
service.   These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. However, there will be no duplication of benefits.

The Agreements remain in effect until the earlier of July 1 of each successive year or the date on which the executive reaches age 65, unless the Agreement is terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend the Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.


Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                           PENSION PLAN TABLE

                                      Years of Service
Final Average    -----------------------------------------------------------
  Earnings           15           20          25           30          35
- -------------    -----------------------------------------------------------
$  150,000       $ 31,604     $ 42,138     $ 52,672     $ 63,207    $ 73,742
   200,000         42,479       56,638       70,797       84,957      99,117
   300,000         64,229       85,638      107,048      128,457     149,867
   400,000         85,979      114,638      143,298      172,957     200,617
   500,000        107,729      143,638      179,548      215,457     251,367
   600,000        129,479      172,638      215,798      258,957     302,117
   700,000        151,229      201,638      252,048      302,457     352,867
   800,000        172,979      230,638      288,298      345,957     403,617
   900,000        194,729      259,638      324,548      389,457     454,367
 1,000,000        216,479      288,638      360,798      432,957     505,117
 1,200,000        259,979      346,638      433,298      519,957     606,617


GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from this plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under this plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level.
As of March 7, 1993, the credited years of service under the plan for Messrs. Dinsmore, Daks, Foster, Inkrott and Gabremariam are 18, 14, 23, 28 and 20, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the GTE Service Corporation plan are limited to certain maximum amounts. GTE maintains a Supplemental Executive Retirement Plan (SERP), which supplements the benefits of any participant in the qualified pension plan by direct payment of a lump sum or by an annuity, on an unfunded basis, of the amount by which any participant's benefits under the GTE Service Corporation pension plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the qualified pension plan on remuneration accrued under management incentive plans as determined by the Executive Compensation and Organizational Structure Committee.


  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Dinsmore, Daks, Foster, Inkrott and Gabremariam a maximum postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or optionally, an equivalent amount may be paid as a lump sum payment equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as an annuity or as installment payments. If an optional payment method is selected, the ERLIP benefit will be based on the actuarial equivalent of the present value of the insurance amount.


  Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees of renumeration, as such, for services on the Board.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1994:

                           Name and               Shares of
   Title                  Address of              Beneficial      Percent
  of Class             Beneficial Owner           Ownership       of Class
- ----------------      ---------------------       -----------     ---------
Common Stock of       GTE Corporation             23,400,000        100%
GTE Florida           One Stamford Forum          shares of
Incorporated          Stamford, Connecticut       record
                          06904

(b)  Security Ownership of Management as of December 31, 1993:

     Common Stock of      Name of Director or Nominee (1)
     GTE Corporation      -------------------------------       No director
                          Kent B. Foster             168,299    or nominee or
                          Thomas W. White             83,071    executive
                          Michael B. Esstman          54,051    officer owns
                          Richard M. Cahill           37,188    as much as
                          Gerald K. Dinsmore          18,503    1/10 of
                          Peter A. Daks                9,606    1 percent
                                                     -------
                                                     370,718
                                                     =======
                          Executive Officers(1)(2)
                          ------------------------
                          Gerald K. Dinsmore          18,503
                          Peter A. Daks                9,606
                          Kent B. Foster             168,299
                          Stephen A. Inkrott          21,102
                          Fassil Gabremariam          15,733
                                                     -------
                                                     233,243
                                                     =======

                          All directors and executive           Represents
                          officers as a group(1)(2)  743,055    less than 1/10
                                                     =======    of 1 percent
                                                                of outstanding
                                                                common stock.

   (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

   (2) Included in the number of shares beneficially owned by Messrs. Dinsmore, Daks, Foster, Inkrott and Gabremariam and all directors and executive officers as a group are 16,798; 5,166; 115,583; 13,232; 6,500; and
        509,655 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1993.


Item 13.  Certain Relationships and Related Transactions

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - Reference is made to the Registrant's Annual Report to Shareholders, pages 5 - 22, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

       Report of Independent Public Accountants.

       Consolidated Balance Sheets - December 31, 1993 and 1992.

       Consolidated Statements of Income for the years ended December 31, 1993-1991.

       Consolidated Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

       Consolidated Statements of Cash Flows for the years ended December 31, 1993-1991.

       Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedules - Included in Part IV of this report for the years ended December 31, 1993-1991:

                                                                      Page(s)
                                                                      -------
       Report of Independent Public Accountants                         21

       Schedules:

          V - Property, Plant and Equipment                           22-24

         VI - Accumulated Depreciation and Amortization of
              Property, Plant and Equipment                             25

       VIII - Valuation and Qualifying Accounts                         26

          X - Supplementary Income Statement Information                27



Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.


   (3)  Exhibits - Included in this report or incorporated by reference.

     3-1* Restated Articles of Incorporation dated May 1, 1989 (Exhibit 3-2 of 1989 Form 10-K, File No. 1-3090).


     3-2*     By-Laws (Exhibit 3-2, File No. 2-52735).

     4* Indenture with Index, dated November 1, 1950, between the Company and Chemical Bank and NCNB National Bank of Florida (formerly Exchange Bank and Trust Company of Florida), Trustees, as supplemented by 28 Supplemental Indentures (Exhibits 1 and 2, File No. 1-3090; Exhibit 4(e), File No. 2-10839; Exhibit 4(f), File No. 2-11521; Exhibit 4-18a, File No. 2-13958; Exhibit 4-21, File No.
              2-14633; Exhibit 2-3, File No. 2-16152; Exhibits 2-3 and 2-4, File No. 2-23625; Exhibits 2-3 and 2-4, File No. 2-27412; Exhibit 2-3,
              File No. 2-30311; Exhibit 4-3, File No. 2-39215; Exhibit 2-3, File No. 2-45015; Exhibit 2-3, File No. 2-49304; Exhibit 4-3, File No. 2-51282; Exhibits 4-3 and 4-4, File No. 2-52735; Exhibit 2-3, File No. 2-57428; Exhibits 2-3, 2-4, and 2-5, File No. 2-68285; Exhibit
              20 of the 1980 Form 10-K, File No. 1-3090; Exhibit 15, File No. 33-4557; and File No. 33-20998).

      13 Annual Report to Shareholders for the year ended December 31, 1993, filed herein as Exhibit 13.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.

      * Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To GTE Florida Incorporated:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in GTE Florida Incorporated and subsidiary's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN & CO.

Dallas, Texas
January 28, 1994.


                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------------
             Column A                        Column B 	   Column C 	 Column D 	 Column E     Column F
       ----------------------              ------------   -----------	-----------    ----------    ----------
                                                                                         Other
				            Balance at	                Retirements	Debits or    Balance at
 				            Beginning	   Additions	 or Sales       (Credits)     Close of
           Classification                    of Year	    at Cost	 (Note 1)	(Note 2)        Year
- ----------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                      $   21,158	    $    648      $    --	$    936     $   22,742
  Buildings	                               222,829	       9,825	    5,711	  (4,865)	222,078
  Central office equipment	             1,273,685       128,081	   70,975	     390      1,331,181
  Station apparatus                             50,080	       4,469	    2,340	    (111)	 52,098
  Cable/underground conduit, etc.            1,668,229        96,844       16,534	   1,904      1,750,443
  Furniture and office equipment               158,506	      25,945	     (912)	      --	185,363
  Vehicles and other work equipment             64,403         3,811	    1,711	     158	 66,661
  Telephone plant under construction            54,884	      (4,523)	       --	      --         50,361
                                            ----------      --------      -------       --------     ----------
    Total Telephone Plant	             3,513,774	     265,100	   96,359	  (1,588)     3,680,927

NONREGULATED PLANT	                        80,328	      10,833	    2,318	     (98)	 88,745
                                            ----------      --------      -------       --------     ----------
  Total Property, Plant and Equipment       $3,594,102      $275,933      $98,677	$ (1,686)    $3,769,672
                                            ==========      ========      =======       =========    ==========

- ----------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Represents adjustments to the reserve in 1993 due to the adoption of SFAS No. 109 and transfers in accordance with FCC Docket No. 86-111.


                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------------
             Column A                        Column B 	   Column C 	 Column D 	 Column E     Column F
       ----------------------              ------------   -----------	-----------    ----------    ----------
                                                                                         Other
				            Balance at	                Retirements	Debits or    Balance at
 				            Beginning	   Additions	 or Sales       (Credits)     Close of
           Classification                    of Year	    at Cost	 (Note 1)	(Note 2)        Year
- ----------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                      $   15,121      $  6,037      $    --	$     --     $   21,158
  Buildings                                    213,709        11,189        2,280            211        222,829
  Central office equipment                   1,133,201       200,712       72,832         12,604      1,273,685
  Station apparatus                             46,665         3,935        1,020            500         50,080
  Station connections                                1            (1)          --	      --	     --
  Cable/underground conduit, etc.            1,589,290       113,682       45,295	  10,552      1,668,229
  Furniture and office equipment               143,116        20,144        5,317	     563        158,506
  Vehicles and other work equipment             64,846	       1,693        1,986	    (150)	 64,403
  Telephone plant under construction           169,584      (114,700)         --	      --         54,884
  Property held for future telephone use           820	        (821)         --               1             --
                                            ----------      --------      -------        -------     ----------
    Total Telephone Plant                    3,376,353       241,870	   128,730	  24,281      3,513,774

NONREGULATED PLANT                              84,054        11,206        15,206           274         80,328
                                            ----------      --------      --------       -------     ----------
    Total Property, Plant and Equipment	    $3,460,407      $253,076      $143,936       $24,555     $3,594,102
                                            ==========      ========      ========       =======     ==========

- ----------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Represents adjustments to the reserve in 1992 due to adoption of SFAS No. 109 and transfers in accordance with FCC Docket No. 86-111.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------------
             Column A                        Column B 	   Column C 	 Column D 	 Column E     Column F
       ----------------------              ------------   -----------	-----------    ----------    ----------
                                                                                         Other
				            Balance at	   Additions    Retirements	Debits or    Balance at
 				            Beginning	    at Cost	 or Sales       (Credits)     Close of
           Classification                    of Year	    (Note 1)	 (Note 2)	(Note 3)        Year
- ----------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                      $   18,508      $  2,699      $    --	$ (6,086)    $   15,121
  Buildings                                    201,618        15,545        3,796            342	213,709
  Central office equipment                   1,149,723       137,666      154,174            (14)     1,133,201
  Station apparatus                             53,463         2,296        9,094             --         46,665
  Station connections                          207,252            --      207,251             --              1
  Cable/underground conduit, etc.            1,531,170       134,631       76,511	      --      1,589,290
  Furniture and office equipment               132,545        11,825        1,315             61        143,116
  Vehicles and other work equipment             63,748         6,258        5,120            (40)        64,846
  Telephone plant under construction           189,221       (19,656)          --	      19        169,584
  Property held for future telephone use         1,090            --           --           (270)           820
                                            ----------      --------      -------        -------     ----------
    Total Telephone Plant                    3,548,338	     291,264	  457,261         (5,988)     3,376,353

NONREGULATED PLANT	                       114,287	       8,764	    38,610	    (387)	 84,054
                                            ----------      --------     ---------       -------     ----------
    Total Property, Plant and Equipment     $3,662,625      $300,028     $  495,871     $ (6,375)    $3,460,407
                                            ==========      ========     ==========     =========    ==========

- ----------
NOTES:

(1) Reconciliation of capital expenditures disclosed in Consolidated Statements of Cash Flows:

            Capital expenditures per Consolidated
              Statements of Cash Flows	                             $293,653
	    Prior-year adjustments				        6,375
                                                                     --------
	    Total adjustments per Column C above                     $300,028
                                                                     ========
(2) Represents:  Retirements or sales charged to accumulated
		  depreciation (Schedule VI, Note 2)	             $495,865
                 Other				                            6
                                                                     --------
                                                                     $495,871
                                                                     ========
(3) Primarily represents prior-year adjustments and transfers in accordance with FCC Docket No. 86-111.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------------
             Column A                        Column B 	   Column C 	 Column D 	 Column E     Column F
       ----------------------              ------------   -----------	-----------    ----------    ----------
                                                           Additions
                                           Balance at      Charged to    Retirements	  Other      Balance at
 				            Beginning	    Income	 or Sales        Changes      Close of
           Description                       of Year	   (Note 1)	 (Note 2)	(Note 3)        Year
- ----------------------------------------------------------------------------------------------------------------
Accumulated depreciation
  and amortization for
  the year ended:

  December 31, 1993                         $1,037,071	    $262,923     $ 98,677        $3,972       $1,205,289
                                            ==========      ========     ========        ======       ==========
  December 31, 1992                         $  923,231      $250,680     $143,936        $7,096       $1,037,071
                                            ==========      ========     ========        ======       ==========
  December 31, 1991                         $1,162,810      $249,918     $495,865        $6,368       $  923,231
                                            ==========      ========     ========        ======       ==========

- ----------
NOTES:

(1) Reference is made to Note 1 of Notes to Consolidated Financial
    Statements with respect to depreciation policy:	             1993   	   1992   	 1991
                                                                   --------      --------      --------
      Total as shown in Consolidated Statements of Income          $261,562      $252,725      $250,066
      General office allocations			                 --	     (530)           --
      Other					                      1,361        (1,515)         (148)
                                                                   --------      --------      --------
      Total as shown above                                         $262,923      $250,680      $249,918
                                                                   ========      ========      ========

(2) Represents: Retirements or sales were credited to
	        property, plant and equipment (Schedule V)         $ 98,677      $143,936      $495,871
	        Other				                         --	       --	     (6)
                                                                   --------      --------      --------
	        Total as shown above	                           $ 98,677      $143,936      $495,865
                                                                   ========      ========      ========

(3) Represents: Salvage                                            $ 14,793      $ 10,663      $ 19,793
                Removal costs				            (11,965)	  (11,125)	(15,214)
                Other                                                 1,144         7,558         1,789
                                                                   --------      --------      --------
                Total as shown above                               $  3,972      $  7,096      $  6,368
                                                                   ========      ========      ========

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------------
             Column A                        Column B 	           Column C 	        Column D     Column E
       ----------------------              ------------   --------------------------    ----------    ----------
                                                                  Additions
                                                          --------------------------
                                                                         Charged       Deductions
                                            Balance at      Charged      to Other         from        Balance at
                                            Beginning          to        Accounts       Reserves       Close of
           Description                       of Year         Income      (Note 1)       (Note 2)         Year
- ----------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
  for the year ended:

  December 31, 1993                          $19,184        $37,309      $26,340	$57,604      $25,229
                                             =======        =======      =======        =======      =======
  December 31, 1992                          $ 8,050        $33,479      $28,606	$50,951      $19,184
                                             =======        =======      =======        =======      =======
  December 31, 1991                          $ 4,163        $16,092      $16,583	$28,788      $ 8,050
                                             =======        =======      =======        =======      =======

- ----------
NOTES:

(1) Recoveries of previously written-off amounts.

(2) Charges for purpose for which reserve was created. Represents write-offs of receivable accounts.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Thousands of Dollars)


        Column A     	                           Column B
    -----------------            ----------------------------------------------
         Item      	                 Charged to Operating Expenses
- -------------------------------------------------------------------------------
                                         1993           1992           1991
                                       --------       --------       --------
Maintenance and repairs                $211,504       $188,653       $217,290
                                       ========       ========       ========
Taxes, other than payroll and
  income taxes,	are as follows:
    Real and personal property         $ 46,402       $ 41,012       $ 46,064
    State gross receipts                 15,944         15,961         12,793
    Other                                 4,794          4,667          5,807
    Portion of above taxes charged
      to plant and other accounts        (3,612)        (4,006)        (3,494)
                                       --------       --------       --------
    Total                              $ 63,528       $ 57,634       $ 61,170
                                       ========       ========       ========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GTE FLORIDA INCORPORATED
                                      -----------------------------------
                                                 (Registrant)




Date  March 21, 1994                  By          PETER A. DAKS
     --------------------                 -------------------------------
                                                  PETER A. DAKS
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


PETER A. DAKS              President and Director               March 21, 1994
- -----------------------    (Principal Executive Officer)
PETER A. DAKS


GERALD K. DINSMORE         Senior Vice President - Finance      March 21, 1994
- ------------------------     and Planning and Director
GERALD K. DINSMORE         (Principal Financial Officer)


WILLIAM M. EDWARDS, III    Controller                           March 21, 1994
- ------------------------   (Principal Accounting Officer)
WILLIAM M. EDWARDS, III


RICHARD M. CAHILL          Director                             March 21, 1994
- ------------------------
RICHARD M. CAHILL


MICHAEL B. ESSTMAN         Director                             March 21, 1994
- ------------------------
MICHAEL B. ESSTMAN


KENT B. FOSTER             Director                             March 21, 1994
- -------------------------
KENT B. FOSTER


THOMAS W. WHITE            Director                             March 21, 1994
- -------------------------
THOMAS W. WHITE