Form 10-Q
period 1994-03-31
GTE FLORIDA INC
filed 1994-05-12
CIK 40865

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1994

                               or

[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities
    Exchange Act of 1934


For          the          transition         period          from
to


Commission File Number:   1-3090


                          GTE FLORIDA INCORPORATED
           (Exact name of registrant as specified in its charter)

             FLORIDA                               59-0397520
   (State or other jurisdiction of                        (I.R.S.
Employer
   Incorporation or organization)
Identification No.)

   One Tampa City Center, Tampa, Florida              33602
  (Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code       813-224-
4011



(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES  X     NO

The Company had 23,400,000 shares of $25 par value common stock outstanding at April 30, 1994.


             GTE FLORIDA INCORPORATED AND SUBSIDIARY



                              INDEX





PART I.  FINANCIAL INFORMATION                              PAGE
,

    Condensed Consolidated Statements of Income. . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . .
. . .                                                       2

    Condensed Consolidated Balance Sheets - Assets . . . . . . .
. . . .                                                     4

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . .
. . .                                                       5

    Condensed Consolidated Statements of Cash Flows. . . . . . .
. . . .                                                     6

    Notes to Condensed Consolidated Financial Statements . . . .
. . . .                                                     7



PART II.  OTHER INFORMATION


    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     8

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9























PART I.  FINANCIAL INFORMATION

             GTE FLORIDA INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                  March 31,
                                             1994       1993
                                           (Thousands of Dollars)
OPERATING REVENUES:
 Local network services                  $   143,502 $   133,165
 Network access services                     107,963     111,950
 Long distance services                       20,825      17,154
 Equipment sales and services                 25,484      18,956
 Other                                         5,403       4,900

                                             303,177     286,125




OPERATING EXPENSES:
 Cost of sales and services                   81,155      64,999
 Depreciation and amortization                65,622      64,498
 Marketing, selling, general and administrative       113,757
95,692

                                             260,534     225,189

 Net operating income                         42,643      60,936



OTHER (INCOME) DEDUCTIONS:
 Interest expense                             15,572      18,306
 Other - net                                    (897)
(434)



INCOME BEFORE INCOME TAXES                    27,968      43,064



INCOME TAXES                                  10,140      15,254



NET INCOME                               $    17,828 $    27,810


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Consolidated Financial Statements.


                                1
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income decreased 36% or $10.0 million for the three months ended March 31, 1994 as the result of increased operating expenses partially offset by increased revenues due to customer growth and lower interest expense.

Operating Revenues

Operating revenues increased 6% or $17.0 million for the three months ended March 31, 1994 compared to the same period in 1993.

Local network service revenues for the first quarter of 1994 were 8% or $10.3 million higher than the first quarter of 1993. Local revenues increased due to customer growth experienced through access line gain. Revenues in 1994 also increased due to increased sales of CentraNet (Trademark) and other enhanced features.

Network access service revenues decreased 4% or $4.0 million for the three months ended March 31, 1994 compared to the same period in 1993. The 1994 decrease was primarily the result of the final phase out of transitional support payments received from the National Exchange Carrier Association (NECA). On April 1, 1993, the Company no longer received transitional support funds and began making long term support payments to NECA as required by the FCC. This decrease was partially offset by a slight increase in network usage.

Long distance service revenues increased 21% or $3.7 million for the three months ended March 31, 1994. The 1994 increase reflects increased usage. This increase was partially offset by restructuring of private line tariffs and a reduction in end user toll rates, both due to the Florida Public Service Commission rate case order dated January 21, 1993.

Equipment sales and services revenues increased 34% or $6.5 million for three months ended March 31, 1994. The 1994 increase was due to increased sales of single-line telephones and private branch exchanges and increased revenues from wiring installation.

Other operating revenues increased 10% or $0.5 million for three months ended March 31, 1994. The 1994 increase was due to increased rental revenues from facilities shared with other GTE telephone operating companies and higher 800 services revenue partially offset by increased provisions for uncollectible accounts.

Operating Expenses

Operating expenses increased 16% or $35.3 million for three months ended March 31, 1994. The 1994 increase reflects higher costs associated with product sales, higher right-to-use fees and increased contractor, labor and benefits costs.


                                2
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other Expenses

Interest expense decreased 15% or $2.7 million in 1994. The 1994 decrease is primarily attributable to lower long-term debt levels and lower rates on long-term debt. In November 1993, the Company called $390 million of bonds with rates ranging from 8 1/8% to 10% and refinanced these bonds with 6.31% and 7.41% Debentures.

Income taxes decreased 34% or $5.1 million for the three months ended March 31, 1994 compared to 1993. The decrease is primarily due to the decrease in pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The  Company's primary source of funds during 1994 was cash  flow from  operating activities of $128.9 million compared  to  $130.2 million for the same period in 1993.

Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during 1994 were $53.5 million compared to $58.2 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $300 million.

Cash used for financing activities was $78.8 million in 1994 compared to $52.7 million in 1993. This included dividend payments  of  $1.1 million in 1994 compared to  $9.9  million  in
1993, a decrease in short-term debt of $68.9 million in 1994 compared to $42.7 million in 1993 and a reduction of $8.8 million in affiliate notes in 1994.

During   the   first   quarter  of  1994,   the   Company   began
implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.



                                3
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     6,758 $     6,688
 Receivables, less allowances of
    $29,811 and $25,229, respectively        226,666     262,085
 Note receivable from affiliate               17,460       8,680
 Materials and supplies, at average cost      24,996      22,511
 Prepayments and other                        28,886      31,260
    Total current assets                     304,766     331,224






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             3,775,764   3,769,672
 Accumulated depreciation                 (1,226,831)
(1,205,289)
    Net property, plant and equipment      2,548,933   2,564,383






OTHER ASSETS                                  65,300      67,545






    TOTAL ASSETS                         $ 2,918,999 $ 2,963,152










 See Notes to Condensed Consolidated Financial Statements.



                                4
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   108,115  $
177,030
 Accounts payable                             86,239     107,402
 Accrued taxes                                18,634       9,630
 Accrued payroll and vacations                27,561      35,648
 Accrued interest                             15,664       9,873
 Accrued dividends                            11,999         544
 Accrued restructuring costs and other       144,137     138,947
   Total current liabilities                 412,349     479,074



LONG-TERM DEBT                               748,363     747,946



DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     580,112     563,260



SHAREHOLDERS' EQUITY:
 Preferred stock                              60,096      60,096
 Common stock                                585,000     585,000
 Other capital                                   289         289
 Reinvested earnings                         532,790     527,487
   Total shareholders' equity              1,178,175   1,172,872




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,918,999  $
2,963,152










 See Notes to Condensed Consolidated Financial Statements.



                                5
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Three Months Ended
                                                   March 31,
                                            1994          1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    17,828 $    27,810

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization            65,622      64,498
     Deferred income taxes and investment
       tax credits                             8,864      (2,098)
     Provision for uncollectible accounts               5,334
4,182
     Changes in current assets and
       current liabilities                    20,691      15,468
     Other - net                              10,565      20,296
     Net cash from operating activities      128,904     130,156


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (53,499)
(58,216)
 Other - net                                   3,453       1,900
     Net cash used in investing activities            (50,046)
(56,316)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt retired                          (87)
(113)
 Dividends paid to shareholders               (1,071)
(9,936)
 Net change in affiliate notes                (8,780)
- - --
 Decrease in short-term debt                 (68,850)
(42,650)
     Net cash used in financing activities            (78,788)
(52,699)


 Increase in cash                                 70      21,141

 Cash at beginning of period                   6,688       5,100

 Cash at end of period                   $     6,758 $    26,241







 See Notes to Condensed Consolidated Financial Statements.



                                6
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On January 21, 1993, the Florida Public Service Commission issued an order effective January 6, 1993 to reduce rates by $14.5 million on a permanent basis. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the Commission lowered the rate reduction by $0.8 million. The Company has subsequently filed an appeal of various aspects of the FPSC's rate case decision with the Florida State Supreme Court. Oral arguments were heard by the Court on January 31, 1994. It is not possible to determine the outcome of this proceeding at this time.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.


























                                7
             GTE FLORIDA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Items 1 through 5 are not applicable for the quarter ended March
31, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

GTE Florida Incorporated filed a report on Form 8-K dated January
13, 1994 on January 14, 1994, under Item 5, "Other Events." No financial statements were filed with this report.











































                                8
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   GTE    FLORIDA
INCORPORATED
                                                   (Registrant)






Date:  May 12, 1994                   WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                             Controller
                                     (Chief Accounting Officer)






























                                9