Form 10-Q
period 1994-06-30
GTE FLORIDA INC
filed 1994-08-12
CIK 40865

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      June 30, 1994

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

                                                 YES  X     NO

The Company had 23,400,000 shares of $25 par value common stock outstanding at July 31, 1994.


             GTE FLORIDA INCORPORATED AND SUBSIDIARY



                              INDEX





PART I.  FINANCIAL INFORMATION                              PAGE
,

    Condensed Consolidated Statements of Income. . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . .
. . .                                                       2

    Condensed Consolidated Balance Sheets - Assets . . . . . . .
. . . .                                                     5

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . .
. . .                                                       6

    Condensed Consolidated Statements of Cash Flows. . . . . . .
. . . .                                                     7

    Notes to Condensed Consolidated Financial Statements . . . .
. . . .                                                     8



PART II.  OTHER INFORMATION


    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . 10























PART I.  FINANCIAL INFORMATION


             GTE FLORIDA INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             Three Months Ended              Six Months
Ended
                                    June 30,              June 30,
                              1994         1993           1994
1993
                                        (Thousands of Dollars)

OPERATING REVENUES:
 Local network services    $  146,824 $  135,386  $  290,326 $  268,551
 Network access services      111,807     94,784     219,770    206,734
 Long distance services        20,345     19,565      41,170     36,719
 Equipment sales and services           23,758     22,754     49,242
41,710
 Other                         39,034     37,450      44,437     42,350

                              341,768    309,939     644,945    596,064


OPERATING EXPENSES:
 Cost of sales and services             72,898     75,303    154,053
140,302
 Depreciation and amortization          65,786     65,146    131,408
129,644
 Marketing, selling, general
   and administrative         106,282    110,945     220,039    206,637

                              244,966    251,394     505,500    476,583

 Net operating income          96,802     58,545     139,445    119,481


OTHER (INCOME) DEDUCTIONS:
 Interest expense              15,523     18,081      31,095     36,387
 Other - net                      377       (184)       (520)
(618)


INCOME BEFORE INCOME TAXES     80,902     40,648     108,870     83,712


INCOME TAXES                   30,143     14,396      40,283     29,650


NET INCOME                 $   50,759 $   26,252  $   68,587 $   54,062


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Consolidated Financial Statements.


                                1
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income increased $24.5 million for the three months and $14.5 million for the six months ended June 30, 1994 compared to the same periods in 1993. The second quarter increase is attributable to higher operating revenues from growth in local revenues, minutes of use growth in access revenue, and lower expenses from interest and operations. The year-to-date increase is primarily due to increased operating revenue and decreased interest expense offset by slightly higher operating expenses. The 1993 results include a one-time charge in the second quarter of $2.4 million for enhanced early retirement and voluntary separation programs.

Operating Revenues

Operating revenues increased 10% or $31.8 million for the three months and 8% or $48.9 million for the six months ended June 30, 1994 compared to the same periods in 1993.

Local network service revenues increased 8% or $11.4 million for the three months and 8% or $21.8 million for the six months ended June 30, 1994 compared to the same periods in 1993. Local revenues increased due to customer growth experienced through access line gain. Revenues in 1994 also increased due to increased sales of CentraNet (Registered Trademark), class/custom calling and nonrecurring revenues.

Network access service revenues increased 18% or $17.0 million for the three months and 6% or $13.0 million for the six months ended June 30, 1994 compared to the same periods in 1993. The second quarter and year-to-date increases are primarily due to increased access minutes of use. The year-to-date increase is slightly offset by the final phase out of transitional support payments received from the National Exchange Carrier Association
(NECA). As of April 1, 1993, the Company no longer received transitional support funds and has begun making long term support payments to NECA as required by the Federal Communications Commission.

Long distance service revenues increased 4% or $0.8 million for the three months and 12% or $4.5 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily due to increased toll message activity.

Equipment sales increased 4% or $1.0 million for the three months and 18% or $7.5 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are due to increased sales of single line telephones, large private branch exchange systems, voice message services, radio paging equipment and installation and sales of wiring and stand alone premise equipment, partially offset by decreased rent revenue for single line telephones.




                                2
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other  operating  revenues increased 4% or $1.6 million  for  the three  months  and 5% or $2.1 for the six months ended  June  30,
1994.   The  increases  are  primarily  due  to  lower  directory
uncollectibles and higher 800 service revenue.

Operating Expenses

Operating expenses decreased 3% or $6.4 million for the three months and increased 6% or $28.9 million for the six months ended June 30, 1994. The second quarter 1994 decrease is due to lower right-to-use fees, decreased labor and benefit costs and the absence of a $3.8 million charge recorded in the second quarter of 1993 for enhanced early retirement and voluntary separation programs. These decreases were slightly offset by higher costs associated with product sales and increased materials and data processing expenses. The year-to-date increase is due to higher costs associated with product sales and increased materials and data processing costs, offset by lower right-to-use fees, decreased labor and benefit costs and the above mentioned $3.8 million charge in 1993 for enhanced early retirement and voluntary separation programs.

Other Expenses

Interest expense decreased 14% or $2.6 million for the three months and 15% or $5.3 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are primarily attributable to lower rates on long-term debt. In November 1993, the Company called $390 million of bonds with rates ranging from 8 1/8% to 10% and refinanced these bonds with 6.31% and 7.41% Debentures.

Income  taxes increased $15.7 million and $10.6 million  for  the three  months  and six months ended June 30, 1994,  respectively,
compared  to  the  same  periods  in  1993.   The  increases  are
primarily due to increases in pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during 1994 was cash flow from operating activities of $234.6 million compared to $175.6 million for the same period in 1993. The year to year increase in cash flows from operations is the result of improved operating results and the absence of a significant decrease in accounts payable that occurred in the first six months of 1993.










                                3
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during 1994 were $119.9 million compared to $117.5 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $300 million.

Cash used in financing activities was $122.6 million in 1994 compared to $60.5 million in 1993. This included dividend payments of $13.6 million in 1994 compared to $31.4 million in 1993, a decrease in short-term debt of $104.0 million in 1994 compared to an increase of $29.0 million in 1993, a reduction of $4.8 million in affiliate notes in 1994 and a retirement of $58.1 million of long-term debt in 1993.

During the second quarter of 1994, the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services. Cash requirements for the implementation of the re-engineering plan during 1994 are expected to be largely offset by cost savings.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.



















                                4
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     5,417 $     6,688
 Receivables, less allowances of
    $24,259 and $25,229, respectively        260,868     262,085
 Note receivable from affiliate               13,525       8,680
 Materials and supplies, at average cost      25,234      22,511
 Prepayments and other                        25,335      31,260
    Total current assets                     330,379     331,224






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             3,767,734   3,769,672
 Accumulated depreciation                 (1,224,273)
(1,205,289)
    Net property, plant and equipment      2,543,461   2,564,383






OTHER ASSETS                                  72,136      67,545






    TOTAL ASSETS                         $ 2,945,976 $ 2,963,152










 See Notes to Condensed Consolidated Financial Statements.



                                5
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    92,955  $
177,030
 Accounts payable                             90,201     107,402
 Accrued taxes                                33,695       9,630
 Accrued payroll and vacations                31,119      35,648
 Accrued interest                              8,868       9,873
 Accrued dividends                            32,493         544
 Accrued restructuring costs and other       131,636     138,947
   Total current liabilities                 420,967     479,074



LONG-TERM DEBT                               728,793     747,946



DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     600,297     563,260



SHAREHOLDERS' EQUITY:
 Preferred stock                              60,096      60,096
 Common stock                                585,000     585,000
 Other capital                                   289         289
 Reinvested earnings                         550,534     527,487
   Total shareholders' equity              1,195,919   1,172,872




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,945,976  $
2,963,152










 See Notes to Condensed Consolidated Financial Statements.



                                6
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six Months Ended
                                                   June 30,
                                            1994          1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    68,587 $    54,062

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization           131,408     129,644
     Deferred income taxes and investment
       tax credits                            19,125      (4,196)
     Provision for uncollectible accounts              11,795
12,291
     Changes in current assets and
       current liabilities                   (13,397)
(41,484)
     Other - net                              17,129      25,270
     Net cash from operating activities      234,647     175,587


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (119,930)
(117,458)
 Other - net                                   6,565       2,645
     Net cash used in investing activities           (113,365)
(114,813)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt retired                         (123)
(58,099)
 Dividends paid to shareholders              (13,590)
(31,368)
 Net change in affiliate notes                (4,845)
- - --
 Increase (decrease) in short-term debt     (103,995)
28,950
     Net cash used in financing activities           (122,553)
(60,517)


 Increase (decrease) in cash                  (1,271)
257

 Cash at beginning of period                   6,688       5,100

 Cash at end of period                   $     5,417 $     5,357








 See Notes to Condensed Consolidated Financial Statements.



                                7
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

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

(2) On January 21, 1993, the Florida Public Service Commission issued an order effective January 6, 1993 to reduce rates by $14.5 million on a permanent basis. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the Commission lowered the rate reduction by $0.8 million. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida State Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the Commission should not have made a $4.6 million adjustment for expenses associated with affiliate transactions. The case has been remanded to the
Commission. It is not possible to determine what action the Commission will take at this time.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.






















                                8
             GTE FLORIDA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Items 1 through 6 are not applicable for the quarter ended June
30, 1994.


















































                                9
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   GTE    FLORIDA
INCORPORATED
                                                   (Registrant)






Date:  August 12, 1994                WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                             Controller
                                     (Chief Accounting Officer)



























                               10