Form 10-Q
period 1994-09-30
GTE FLORIDA INC
filed 1994-11-10
CIK 40865

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      September 30, 1994

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

                                                 YES  X     NO

The Company had 23,400,000 shares of $25 par value common stock outstanding at October 31, 1994.


             GTE FLORIDA INCORPORATED AND SUBSIDIARY



                              INDEX





PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income. . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . .
. . .                                                       2

    Condensed Consolidated Balance Sheets - Assets . . . . . . .
. . . .                                                     6

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . .
. . .                                                       7

    Condensed Consolidated Statements of Cash Flows. . . . . . .
. . . .                                                     8

    Notes to Condensed Consolidated Financial Statements . . . .
. . . .                                                     9



PART II.  OTHER INFORMATION


    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . .
. . . . 10

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . 11






















PART I.  FINANCIAL INFORMATION

             GTE FLORIDA INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             Three Months Ended              Nine
Months Ended
                                 September 30,          September 30,
                              1994         1993           1994
1993
                                        (Thousands of Dollars)
OPERATING REVENUES:
 Local network services    $  143,724 $  132,628  $  434,050 $  401,179
 Network access services      100,854     94,674     320,624    301,408
 Long distance services        19,626     18,977      60,796     55,696
 Equipment sales and services           26,183     23,838     75,425
65,548
 Other                         27,109     24,483      71,546     66,833

                              317,496    294,600     962,441    890,664


OPERATING EXPENSES:
 Cost of sales and services             80,173     75,700    234,226
216,002
 Depreciation and amortization          69,704     65,013    201,112
194,657
 Marketing, selling, general
   and administrative         108,085    102,117     328,124    308,754

                              257,962    242,830     763,462    719,413

 Net operating income          59,534     51,770     198,979    171,251


OTHER (INCOME) DEDUCTIONS:
 Interest expense              15,095     17,758      46,190     54,145
 Other - net                    1,603        212       1,083
(406)


INCOME BEFORE INCOME TAXES     42,836     33,800     151,706    117,512


INCOME TAXES                   15,886     13,205      56,169     42,855

INCOME BEFORE EXTRAORDINARY
  CHARGE                       26,950     20,595      95,537
74,657

EXTRAORDINARY CHARGE - EARLY
  RETIREMENT OF DEBT (net
  of income taxes of $11,919)               --     19,751         --
19,751

NET INCOME                 $   26,950 $      844  $   95,537 $   54,906

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Consolidated Financial Statements.

                                1
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income was $27.0 million for the three months and $95.5 million for the nine months ended September 30, 1994 as compared to $0.8 million and $54.9 million for the same periods in 1993. Net income for 1993 includes an extraordinary charge (net of tax) related to the early retirement of debt during the third quarter of 1993 and a one-time after-tax charge of $2.4 million for the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993. Excluding these special items, net income increased 31% or $6.4 million for the three months and 24% or $18.5 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily the result of increased operating revenues and decreased interest expense partially offset by higher operating expenses.

Operating Revenues

Operating revenues increased 8% or $22.9 million for the three months and 8% or $71.8 million for the nine months ended
September 30, 1994 compared to the same periods in 1993.

Local network revenues increased 8% or $11.1 million for the three months and 8% or $32.9 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increase is due to customer growth experienced through access line gain and increased sales of Centranet (Registered Trademark) and custom calling features. Effective April 1994, the implementation of Extended Calling Services was expanded, which contributed to the year-to-date increase.

Network access service revenues increased 7% or $6.2 million for the three months and 6% or $19.2 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to increased access minutes of use, partially offset by the reduction of rates to achieve more competitive pricing. The year-to-date increase is also slightly offset by the final phase out of transitional support payments received from the National Exchange Carrier Association (NECA). As of April 1, 1993, the Company no longer receives transitional support funds and has begun making long-term support payments to NECA as required by the Federal Communications Commission.

Long  distance service revenues increased 3% or $0.6 million  for the three months and 9% or $5.1 million for the nine months ended
September  30, 1994 compared to the same periods for  1993.   The
increases are primarily due to increased volume.







                                2
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Equipment sales and service revenues increased 10% or $2.3 million for the three months and 15% or $9.9 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases in equipment sales are due to increased sales of single line telephones, radio paging, voice message systems and installation and sales of wiring and stand alone premise equipment. The three month increase is partially offset by a decrease in sales of large private branch exchange systems. The nine month increase is partially offset by a decrease in rent revenue from single line telephones.

Other operating revenues increased 11% or $2.6 million for the three months and 7% or $4.7 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to a lower provision for uncollectible accounts and higher Database 800 service revenue, partially offset by a decrease in directory advertising revenue due to lower directory sales.

Operating Expenses

Operating expenses increased 6% or $15.1 million for the three months and 6% or $44.0 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are due to higher costs associated with product sales, increased installation and maintenance costs associated with digital equipment and buried cable, and increased costs related to the final resolution of certain settlement activities. These increases are partially offset by decreases in labor and benefit costs and lower right-to-use software costs. Partially offsetting the nine month increase was the absence of the $3.8 million charge for enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993.

Restructuring

As previously reported, during the fourth quarter of 1993, the Company recorded a restructuring charge of $194.4 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.

In connection with the re-engineering plan, in the first nine months of 1994 expenditures of $10.2 million were incurred and charged to the restructuring reserve. These costs primarily reflect costs associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.



                                3
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other (Income) Deductions

Interest expense decreased 15% or $2.7 million for the three months and 15% or $8.0 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The decreases are primarily attributable to lower rates on long-term debt. In November 1993, the Company called $390 million of bonds with rates ranging from 8 1/8% to 10% and refinanced these bonds in December 1993 with 6.31% and 7.41% Debentures.

Other net expenses increased $1.4 million for the three months and $1.5 million for the nine months ended September 30, 1994 compared to the same periods for 1993. The increases are due to an increase in the environmental reserve. This reserve was initially established to cover the cleanup costs of the Peak Oil environmental waste site. The Company was named a Potentially Responsible Party, since Peak Oil was the vendor who collected and recycled the Company's waste motor oil from its fleet centers for the period from 1964 through mid-June 1979. During the third quarter of 1994, the reserve was increased $1.4 million to cover the additional clean up costs of the Bay Drums site, making the total reserve $3.4 million. Bay Drums is the vendor who collected empty drums containing petroleum residue, for recycling, from the Company's fleet centers. Based on current information, the Company believes that the reserve is adequate.

Income taxes increased 20% or $2.7 million for the three months and 31% or $13.3 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to increases in pretax income and the declining effects of amortization of deferred investment tax credits.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during 1994 was cash flow from operating activities of $360.3 million compared to $256.6 million for the same period in 1993. The increase is the result of improved operating results and the favorable timing of tax and other payments.

The Company's capital expenditures during 1994 were $180.2 million compared to $187.6 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $268 million.

Cash  used  in  financing activities was $193.2 million  in  1994
compared  to  $73.6  million  in 1993.   This  included  dividend
payments of $46.6 million in 1994 compared to $68.6 million in 1993 and a $137.1 million decrease in debt during 1994.




                                4
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

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


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If the Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.


























                                5
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     2,032 $     6,688
 Receivables, less allowances of
    $16,275 and $25,229, respectively        257,602     262,085
 Note receivable from affiliate               18,149       8,680
 Materials and supplies, at average cost      25,009      22,511
 Prepayments and other                        30,263      31,260
    Total current assets                     333,055     331,224






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             3,784,360   3,769,672
 Accumulated depreciation                 (1,252,298)
(1,205,289)
    Net property, plant and equipment      2,532,062   2,564,383






OTHER ASSETS                                  86,145      67,545






    TOTAL ASSETS                         $ 2,951,262 $ 2,963,152










 See Notes to Condensed Consolidated Financial Statements.



                                6
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    59,867  $
177,030
 Accounts payable                             94,845     107,402
 Accrued taxes                                54,084       9,630
 Accrued payroll and vacations                26,571      35,648
 Accrued interest                             15,683       9,873
 Accrued dividends                            24,518         544
 Accrued restructuring costs and other       133,487     138,947
   Total current liabilities                 409,055     479,074



LONG-TERM DEBT                               729,314     747,946



DEFERRED CREDITS AND RESERVES, primarily
 deferred income taxes, investment tax
 credits and restructuring costs             615,063     563,260



SHAREHOLDERS' EQUITY:
 Preferred stock                              60,096      60,096
 Common stock                                585,000     585,000
 Other capital                                   289         289
 Reinvested earnings                         552,445     527,487
   Total shareholders' equity              1,197,830   1,172,872




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,951,262  $
2,963,152









 See Notes to Condensed Consolidated Financial Statements.



                                7
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Nine Months Ended
                                                September 30,
                                            1994          1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before extraordinary charge      $    95,537 $    74,657
 Adjustments to reconcile income before
   extraordinary charge to net cash from
   operating activities:
     Depreciation and amortization           201,112     194,657
     Deferred income taxes and investment
       tax credits                            23,251      (6,524)
     Provision for uncollectible accounts              15,585
24,912
     Changes in current assets and
       current liabilities                    12,706     (60,304)
     Other - net                              12,155      29,239
     Net cash from operating activities      360,346     256,637


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (180,219)
(187,554)
 Other - net                                   8,439       2,224
     Net cash used in investing activities           (171,780)
(185,330)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt retired                         (450)
(58,160)
 Dividends paid to shareholders              (46,605)
(68,645)
 Net change in affiliate notes                (9,469)
- --
 Increase (decrease) in short-term debt     (136,698)
53,222
     Net cash used in financing activities           (193,222)
(73,583)


 Decrease in cash                             (4,656)
(2,276)

 Cash at beginning of period                   6,688       5,100

 Cash at end of period                   $     2,032 $     2,824








 See Notes to Condensed Consolidated Financial Statements.



                                8
             GTE FLORIDA INCORPORATED AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2)   On  January 21, 1993, the Florida Public Service Commission
(FPSC) issued an order effective January 6, 1993 to reduce rates by $14.5 million on a permanent basis. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the Commission lowered the rate reduction by $0.8 million. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida State Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the Commission should not have made a $4.6 million adjustment for expenses associated with affiliate transactions. The case has been remanded to the
Commission. It is not possible to determine what action the Commission will take at this time.

(3) During the third quarter of 1993, the Company called $390 million of high-coupon first-mortgage bonds. As a result, a pretax extraordinary charge of $31.7 million was recorded to reflect the expenses of calling these bonds. The after-tax extraordinary charge amounted to $19.7 million.

(4)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.

















                                9
             GTE FLORIDA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K.

            (27)  Financial Data Schedule.

        (b) The Company filed no reports on Form 8-K during the third quarter of 1994.











































                               10
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                   GTE    FLORIDA
INCORPORATED
                                                   (Registrant)






Date:  November 10, 1994              WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                             Controller
                                     (Chief Accounting Officer)






























                               11