Form 10-K405
GTE FLORIDA INC
filed 1995-03-30
CIK 40865

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended         December 31, 1994

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                  to
                              ------------------  -----------------

Commission File Number           1-3090

                            GTE FLORIDA INCORPORATED
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                               59-0397520
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

 One Tampa City Center, Tampa, Florida                                   33602
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

Registrant's telephone number, including area code          813-224-4011

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                   WHICH REGISTERED
------------------------------------                    ------------------------
$1.30 CUMULATIVE PREFERRED, SERIES B                     NEW YORK STOCK EXCHANGE
$1.25 CUMULATIVE PREFERRED                               NEW YORK STOCK EXCHANGE
8.16% CUMULATIVE PREFERRED                               NEW YORK STOCK EXCHANGE
FIRST MORTGAGE BONDS-7 1/2%-SERIES O                     AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (TITLE OF CLASS)

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
                                     YES   X    NO
                                         ----      ----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ---

THE COMPANY HAD 23,400,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

                                TABLE OF CONTENTS

Item                                                                             Page
----                                                                             ----
PART I

         1.       Business                                                         1

         2.       Properties                                                       4

         3.       Legal Proceedings                                                4

         4.       Submission of Matters to a Vote of Security Holders              4

PART II

         5.       Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                              5

         6.       Selected Financial Data                                          6

         7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              7

         8.       Financial Statements and Supplementary Data                     14

         9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                             33

PART III

         10.      Directors and Executive Officers of the Registrant              34

         11.      Executive Compensation                                          38

         12.      Security Ownership of Certain Beneficial Owners
                  and Management                                                  45

         13.      Certain Relationships and Related Transactions                  46

PART IV

         14.      Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                     47

                                     PART I

Item 1.  Business

GTE Florida Incorporated (the Company) (formerly General Telephone Company of Florida, formerly Peninsular Telephone Company) was incorporated on June 20, 1901, as a corporation for profit pursuant to the general corporation laws of the state of Florida. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

The Company has a wholly-owned subsidiary, GTE Communications Corporation (GTECC). GTECC contains the majority of the Company's nonregulated operations, including the provision of terminal equipment and cellular mobile phones to business and residential customers and other nonregulated telecommunication services.

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's exchanges within the Tampa market area. InterLATA service to other points in and out of Florida is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carrier. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily AT&T Corp. The number of access lines served has grown steadily from 1,759,429 on January 1, 1990 to 2,121,040 on December 31, 1994.

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                                                     Years Ended December 31
                                                          ------------------------------------------------
                                                            1994                1993               1992
                                                          ---------          ---------           ---------
                                                                      (Thousands of Dollars)
Local Network Services                                    $ 578,535          $ 537,446           $ 498,151
% of Total Revenues                                              44%                44%                 40%

Network Access Services                                   $ 427,076          $ 406,244           $ 425,860
% of Total Revenues                                              33%                34%                 34%

Long Distance Services                                    $  81,993          $  74,646           $ 110,101
% of Total Revenues                                               6%                 6%                  9%

Equipment Sales and Services                              $ 110,633          $  91,536           $  89,436
% of Total Revenues                                               9%                 8%                  7%

Other                                                     $ 108,285          $ 101,243           $ 130,993
% of Total Revenues                                               8%                 8%                 10%


At December 31, 1994, the Company had 7,912 employees, both bargaining and non-bargaining unit members. In 1994, there were no contracts expiring or agreements reached. During 1995, one contract with the International Brotherhood of Electrical Workers (IBEW) will expire.

  Telephone Competition and Regulatory Developments

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) as to its intrastate business operations and the Federal Communications Commission (FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 11 of the Company's consolidated financial statements included in Item 8.

During 1994, the Company began implementation of a three-year $194 million re-engineering plan. In the initial year of the plan, $44 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communication Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next ten years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including St. Petersburg/Clearwater, Florida, and expects to begin construction in 1995.

On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Tampa, Florida, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

Many states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and five states, including Florida, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. GTE is challenging these orders primarily based on the lack of equality since the Company is prohibited from providing interLATA toll service.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC also adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts the Company's direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition were lifted by the FPSC in December 1994.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

Item 2.  Properties

The Company's property consists of network facilities (84%), company facilities (12%), customer premises equipment (1%) and other (3%). From January 1, 1990 to December 31, 1994, the Company made gross property additions of $1.4 billion and property retirements of $1.3 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.

Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.

TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for the Company's common stock and preferred stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191

10-K REPORT
A copy of the 1994 annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317) 896-6464

PARENT COMPANY ANNUAL REPORT
A copy of the 1994 annual report of our parent company may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

Item 6.  Selected Financial Data

                     GTE Florida Incorporated and Subsidiary

                                                             For the years ended December 31,
                                          ----------------------------------------------------------------------
                                             1994         1993(b)          1992           1991          1990
                                          ----------------------------------------------------------------------
                                                               (Thousands of Dollars)
SELECTED INCOME STATEMENT ITEMS (a)
-----------------------------------
Operating revenues                        $1,306,522    $1,211,115       $1,254,541     $1,229,279    $1,222,311
Operating expenses                         1,017,017     1,170,179          914,205        938,883       925,135
                                          ----------------------------------------------------------------------

Net operating income                         289,505        40,936          340,336        290,396       297,176
Interest expense                              61,152        69,529           74,856         79,001        72,992
Other - net                                    1,931         3,558              767            (42)           49
Income tax provision (benefit)                86,167       (16,924)          98,789         64,162        60,784
                                          ----------------------------------------------------------------------
Income (loss) before
  extraordinary charge                       140,255       (15,227)         165,924        147,275       163,351
Extraordinary charge                              --        19,751               --             --            --
                                          ----------------------------------------------------------------------
Net income (loss)                         $  140,255    $  (34,978)      $  165,924     $  147,275    $  163,351
                                          ======================================================================

Dividends declared on common stock        $  110,504    $   70,017       $  110,788     $  114,284    $  113,891
Dividends declared on preferred
  stock                                        4,264         4,258            4,257          4,259         4,283

----------------------------------------------------------------------------------------------------------------
                                                                    As of December 31,
                                          ----------------------------------------------------------------------
                                             1994          1993             1992           1991          1990
                                          ----------------------------------------------------------------------
                                                               (Thousands of Dollars)
SELECTED BALANCE SHEET ITEMS
----------------------------
Investment in property, plant
  and equipment - net                     $2,552,102    $2,564,383       $2,557,031     $2,537,176    $2,499,815
Total assets                               2,990,255     2,963,152        2,884,912      2,796,729     2,733,298
Long-term debt                               729,754       747,946          782,843        804,165       803,888
Common stock, reinvested
  earnings and other capital               1,138,263     1,112,776        1,222,029      1,171,150     1,142,418

----------------------------------------------------------------------------------------------------------------
                                                                     As of December 31,
                                          ----------------------------------------------------------------------
                                             1994          1993             1992           1991         1990
                                          ----------------------------------------------------------------------
SELECTED STATISTICS
-------------------
Access lines                               2,121,040     1,978,220        1,904,302      1,832,059     1,801,081
Access line gain                             142,820        73,918           72,243         30,978        41,652
Net investment in property, plant
  and equipment per access line           $    1,203    $    1,296       $    1,343     $    1,385    $    1,388
Number of employees                            7,912         8,210            8,637          8,850         9,464
Access lines per employee                        268           241              220            207           190
Capital expenditures (thousands)          $  273,984    $  275,933       $  253,076     $  293,653    $  350,716

----------------------------------------------------------------------------------------------------------------

(a) Net share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) Net operating income in 1993 includes a $194.3 million pretax charge for restructuring costs which reduced net income by $119.7 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE Florida Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local access and long distance services in 24 exchanges on the central-west coast of Florida.

RESULTS OF OPERATIONS

Net income was $140 million for the year ended December 31, 1994 compared to a net loss of $35 million for the year ended December 31, 1993. The results for 1993 include one-time after-tax charges totaling $142 million to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt.

Excluding these special items, net income increased 31% or $33 million in 1994 and decreased 36% or $59 million in 1993. The 1994 increase was primarily the result of increased operating revenues and decreased interest expense as a result of refinancing high-coupon debt, partially offset by higher operating expenses. The 1993 decrease reflects the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993 and lower operating revenues due to voluntary rate reductions in an ongoing effort to price services more competitively.

  OPERATING REVENUES

Operating revenues were $1.3 billion for 1994 and $1.2 billion for 1993. Operating revenues increased 8% or approximately $95 million for 1994 and decreased 3% or $43 million for 1993.

Local network service revenues are comprised mainly of fees charged to customers for providing local exchange service. Local network service revenues were $579 million and $537 million for 1994 and 1993, respectively. Local network service revenues increased 8% or $42 million for 1994 and 8% or $39 million for 1993. The increases in both years are due to customer growth experienced through access line gains of 7% in 1994 and 4% in 1993, increased CentraNet(Registered Trademark) sales and usage of custom calling features and an expansion of local calling zones in March 1992 and April 1994 with a related decrease reflected in long distance revenues.

Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long-distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long-distance service. Network access service revenues were $427 million and $406 million for 1994 and 1993, respectively. Revenues derived from network access services increased 5% or $21 million for 1994 and decreased 5% or $20 million for 1993. The 1994 increase is primarily due to a 10% increase in access minutes of use, partially offset by the reduction of rates to achieve more competitive pricing. The 1994 increase is also slightly offset by the final phase out of transitional support payments received from the National Exchange Carrier Association (NECA). As of April 1, 1993, the Company no longer receives transitional support funds and has begun making long-term support payments to NECA as required by the Federal

Communications Commission (FCC). The 1993 decrease was primarily the result of voluntary reductions in interstate rates and the phase out of NECA transitional support payments, partially offset by increased access minutes of use.

The Company's revenues for long distance services from designated geographical areas are provided from customer billings as well as settlement arrangements with various telephone companies. Long distance service revenues were $82 million and $75 million for 1994 and 1993, respectively. Long distance service revenues increased 10% or $7 million for 1994 and decreased 32% or $35 million for 1993. The 1994 increase is primarily due to increased toll message activity. The expansion of local calling zones, which attributed to the increase in local network service revenues as mentioned above, partially offset the 1994 increase and contributed to the decrease in 1993. The 1993 decrease was also due to a restructuring of private line tariffs and a reduction in end user toll rates, both due to a Florida Public Service Commission rate case order dated January 21, 1993.

Equipment sales and services revenues were $111 million and $92 million for 1994 and 1993, respectively. Equipment sales and services revenues increased 21% or $19 million for 1994 and 2% or $2 million for 1993. The 1994 increase is primarily due to increased sales of single-line telephones, voice messaging services, radio paging and installation and sales of wiring and stand alone premise equipment. Rent revenue of single-line telephones and radio paging also contributed to the 1994 increase. The 1993 increase was primarily due to increased sales of single-line telephones and voice messaging services, partially offset by lower installation revenue.

Other operating revenues were $108 million and $101 million for 1994 and 1993, respectively. Other operating revenues increased 7% or $7 million for 1994 and decreased 23% or $30 million for 1993. The 1994 increase is primarily due to a lower provision for uncollectible accounts and higher Database 800 service revenue. A decrease in directory advertising revenue due to lower directory sales partially offset the 1994 increase and was the primary contributor to the 1993 decrease.

  OPERATING EXPENSES

Cost of sales and services were $317 million and $292 million for 1994 and 1993, respectively. Cost of sales and services increased 9% or $25 million for 1994 and 11% or $29 million for 1993. The 1994 increase is primarily due to higher costs associated with product sales and increased installation and maintenance costs reflecting a growth in customer base, partially offset by lower SFAS No. 106 costs. The 1993 increase reflects costs associated with the adoption of SFAS No. 106 effective January 1, 1993. As a result of the adoption of the new standard, cost of sales and services increased $23 million. The increases are partially offset by lower right-to-use software costs.

Depreciation and amortization expenses were $277 million and $262 million for 1994 and 1993, respectively. Depreciation and amortization expense increased 6% or $15 million for 1994 and 3% or $9 million for 1993. The 1994 increase is primarily due to an amortization order increase that was effective January 1994 and higher depreciation costs on cable/wire facilities and central office equipment, partially offset by decreases in general support assets. The 1993 increase was the result of an increase in plant activity and a depreciation rate order increase effective January 15, 1993.

Marketing, selling, general and administrative costs were $422 million for 1994 and 1993. Expenses for marketing, selling, general and administrative costs remained relatively unchanged for 1994 and increased 6% or $24 million in 1993. During the second quarter of 1993, a one-time charge of $4 million was made associated with the enhanced early retirement and voluntary separation programs offered to employees. The 1993 increase also reflected costs of $9 million associated with the adoption of SFAS No. 106.

  OTHER DEDUCTIONS

Interest costs were $61 million and $70 million for 1994 and 1993, respectively. Interest expense decreased 12% or $9 million for 1994 and 7% or $5 million for 1993. The 1994 decrease is primarily due to lower costs associated with lower rates on long-term debt. In November 1993, the Company called $390 million of bonds with rates ranging from 8 1/8% to 10% and refinanced these bonds in December 1993 with 6.31% and 7.41% Debentures. The 1993 decrease was primarily attributable to lower long-term debt levels and a decline in average rates on short-term debt.

Other net expenses were $2 million and $4 million for 1994 and 1993, respectively. Other net expenses decreased $2 million for 1994 and increased $3 million for 1993. The primary contributor to the fluctuation for both 1994 and 1993 is an environmental reserve. The initial reserve of $2 million was established in 1993 to cover the cleanup costs of the Peak Oil environmental waste site. The Company was named a Potentially Responsible Party, since Peak Oil was the vendor who collected and recycled the Company's waste motor oil from its fleet centers for the period from 1964 through mid-June 1979. During 1994, the reserve was increased $1 million to cover the additional clean up costs of the Bay Drums site, making the total reserve $3 million. Bay Drums is the vendor who collected empty drums containing petroleum residue, for recycling, from the Company's fleet centers. Based on current information, the Company believes the reserve is adequate.

Income tax expense was $86 million in 1994 and the income tax benefit for 1993 was $17 million. Income taxes increased $103 million for 1994 and decreased $116 million for 1993. The changes are primarily due to changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

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

The Company's primary source of funds during 1994 was cash flow from operating activities of $403 million compared to $371 million for the same period in 1993. The increase primarily reflects improved operating results, lower interest payments and timing differences in the payment of accounts payables.

The Company's capital expenditures during 1994 were $274 million compared to $276 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of facilities and introduction of new products and services. In 1995, capital expenditures are expected to increase slightly from the 1994 level, reflecting deployment of new technologies.

Cash used for financing activities was $131 million in 1994 compared to $100 million in 1993. This included dividend payments of $72 million in 1994 compared to $83 million in 1993 and a $59 million decrease in commercial paper borrowings during 1994. In November 1993, the Company called $390 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 8 1/8% to 10%. The cost of calling these bonds is reflected as an extraordinary after-tax charge of $20 million in the Consolidated Statements of Income. In December 1993, the Company issued $200 million of 6.31% Debentures, due 2002 and $200 million of 7.41% Debentures, due 2023 to refinance these bonds.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $194 million re-engineering plan. During 1994, the initial year of the three-year plan, $44 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. In 1994, GTE announced plans to build a new video network over the next ten years which will pass seven million homes in 66 key GTE markets. GTE has requested FCC approval to construct facilities in the initial three markets, including St. Petersburg/Clearwater, Florida, and expects to begin construction in 1995.

On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Tampa, Florida, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

                        CONSOLIDATED STATEMENTS OF INCOME
                     GTE Florida Incorporated and Subsidiary

Years ended December 31                             1994                1993                1992
-----------------------                          ----------          ----------          ----------
                                                          (Thousands of Dollars)
OPERATING REVENUES (a):
   Local network services                        $  578,535          $  537,446          $  498,151
   Network access services                          427,076             406,244             425,860
   Long distance services                            81,993              74,646             110,101
   Equipment sales and services                     110,633              91,536              89,436
   Other                                            108,285             101,243             130,993
                                                 ----------          ----------          ----------
                                                  1,306,522           1,211,115           1,254,541
                                                 ----------          ----------          ----------
OPERATING EXPENSES (b):
   Cost of sales and services                       317,426             291,851             263,009
   Depreciation and amortization                    277,236             261,562             252,725
   Marketing, selling, general and
     administrative                                 422,355             422,436             398,471
   Restructuring costs                                   --             194,330                  --
                                                 ----------          ----------          ----------
                                                  1,017,017           1,170,179             914,205
                                                 ----------          ----------          ----------
NET OPERATING INCOME                                289,505              40,936             340,336
                                                 ----------          ----------          ----------
OTHER DEDUCTIONS:
   Interest expense                                  61,152              69,529              74,856
   Other - net                                        1,931               3,558                 767
                                                 ----------          ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES                   226,422             (32,151)            264,713
                                                 ----------          ----------          ----------
INCOME TAX PROVISION (BENEFIT)                       86,167             (16,924)             98,789
                                                 ----------          ----------          ----------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE           140,255             (15,227)            165,924
EXTRAORDINARY CHARGE - EARLY RETIREMENT OF
  DEBT (NET OF INCOME TAXES OF $11,919)                  --              19,751                  --
                                                 ----------          ----------          ----------
NET INCOME (LOSS)                                $  140,255          $  (34,978)         $  165,924
                                                 ==========          ==========          ==========

(a) Includes billings to affiliates of $94,765, $105,942 and $141,134 for the years 1994-1992, respectively.

(b) Includes billings from affiliates of $85,340, $75,911 and $66,084 for the years 1994-1992, respectively.

                 CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS

Years ended December 31                             1994                1993                1992
-----------------------                          ----------          ----------          ----------
                                                               (Thousands of Dollars)

BALANCE AT BEGINNING OF YEAR                     $  527,487          $  636,740          $  585,861
ADD -
  Net income (loss)                                 140,255             (34,978)            165,924
DEDUCT -
  Cash dividends declared on common stock           110,504              70,017             110,788
  Cash dividends declared on
    preferred stock                                   4,264               4,258               4,257
                                                 ----------          ----------          ----------
BALANCE AT END OF YEAR                           $  552,974          $  527,487          $  636,740
                                                 ==========          ==========          ==========


See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                     GTE Florida Incorporated and Subsidiary

December 31                                                  1994                  1993
-----------                                              -----------           -----------
                                                            (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                  $    10,527           $     6,688
   Accounts receivable
     Customers (including unbilled revenues)                 297,720               269,538
     Affiliated companies                                      5,513                 3,827
     Other                                                     9,240                13,949
     Allowance for uncollectible accounts                    (19,737)              (25,229)
   Note receivable from affiliate                              8,495                 8,680
   Materials and supplies                                     15,713                22,511
   Deferred income tax benefits                                6,770                11,982
   Prepayments and other                                       7,665                19,278
                                                         -----------           -----------
                                                             341,906               331,224
                                                         -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                           3,781,735             3,769,672
   Accumulated depreciation                               (1,229,633)           (1,205,289)
                                                         -----------           -----------
                                                           2,552,102             2,564,383
                                                         -----------           -----------
OTHER ASSETS                                                  96,247                67,545
                                                         -----------           -----------
TOTAL ASSETS                                             $ 2,990,255           $ 2,963,152
                                                         ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                       $   117,300           $   176,400
   Current maturities of long-term debt                       20,208                   630
   Accounts payable                                           67,763                60,874
   Affiliate payables and accruals                            49,428                46,528
   Advanced billings and customer deposits                    31,835                28,630
   Accrued taxes                                              32,073                 9,630
   Accrued interest                                            8,911                 9,873
   Accrued payroll and vacations                              34,995                35,648
   Accrued dividends                                          43,669                   544
   Accrued restructuring costs and other                      67,860               110,317
                                                         -----------           -----------
                                                             474,042               479,074
                                                         -----------           -----------
LONG-TERM DEBT                                               729,754               747,946
                                                         -----------           -----------
DEFERRED CREDITS:
   Deferred income taxes                                     381,035               385,537
   Employee benefit obligations                               75,762                47,507
   Restructuring costs and other                             131,303               130,216
                                                         -----------           -----------
                                                             588,100               563,260
                                                         -----------           -----------
SHAREHOLDERS' EQUITY:
   Preferred stock                                            60,096                60,096
   Common stock (23,400,000 shares outstanding)              585,000               585,000
   Other capital                                                 289                   289
   Reinvested earnings                                       552,974               527,487
                                                         -----------           -----------
                                                           1,198,359             1,172,872
                                                         -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 2,990,255           $ 2,963,152
                                                         ===========           ===========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     GTE Florida Incorporated and Subsidiary

Years ended December 31                               1994                1993                1992
-----------------------                            ----------          ----------            -------
                                                           (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) before extraordinary
     charge                                        $  140,255          $  (15,227)         $  165,924
   Adjustments to reconcile income (loss)
   before extraordinary charge to net
   cash from operating activities:
      Depreciation and amortization                   277,236             261,562             252,725
      Restructuring costs                                  --             194,330                  --
      Deferred income taxes and investment
        tax credits                                     1,768             (56,801)             32,472
      Provision for uncollectible accounts             23,973              37,309              33,479
      Change in current assets and current
        liabilities                                   (46,393)            (85,547)            (50,593)
      Other - net                                       6,569              35,084             (39,016)
                                                   ----------          ----------          ----------
      Net cash from operating activities              403,408             370,710             394,991
                                                   ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                              (273,984)           (275,933)           (253,076)
   Other - net                                          5,417               6,375                  61
                                                   ----------          ----------          ----------
      Net cash used in investing activities          (268,567)           (269,558)           (253,015)
                                                   ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt issued                                   67             396,950                  --
   Long-term debt retired                                (511)            (58,204)            (16,053)
   Early retirement of debt and related
      call premium                                         --            (408,167)                 --
   Dividends paid to shareholders                     (71,643)            (83,135)           (145,079)
   Net change in affiliate notes                          185              (8,680)                 --
   Increase (decrease) in short-term debt             (59,100)             61,672              21,628
                                                   ----------          ----------          ----------
      Net cash used in financing activities          (131,002)            (99,564)           (139,504)
                                                   ----------          ----------          ----------


INCREASE IN CASH                                        3,839               1,588               2,472


CASH:
   Beginning of year                                    6,688               5,100               2,628
                                                   ----------          ----------          ----------
   End of year                                     $   10,527          $    6,688          $    5,100
                                                   ==========          ==========          ==========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     GTE Florida Incorporated and Subsidiary

                  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of GTE Florida Incorporated (the Company) and its wholly-owned subsidiary, GTE Communications Corporation (GTECC). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $70.6 million, $82.7 million and $74.3 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $85.3 million, $75.9 million and $66.1 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $94.8 million, $105.9 million and $141.1 million for the years 1994-1992, respectively.

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the Federal Communications Commission (FCC) and the Florida Public Service Commission (FPSC). The provisions for depreciation and amortization were equivalent to composite annual rates of 7.5%, 7.3% and 7.4% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and the FPSC and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 7, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. SFAS No. 109 changed the method by which companies account for income taxes. Among other things, the Statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $63 million. The estimated fair value of long-term debt as of December 31, 1993 exceeded the carrying value by approximately $21 million.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

PRIOR YEARS' FINANCIAL STATEMENTS

Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.

                             2. RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $194.3 million, which reduced net income by $119.7 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $74.3 million to upgrade or replace existing customer service and administrative systems and enhance network software, $84.0 million for employee separation benefits associated with workforce reductions and $22.7 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $43.5 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate in 1995.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pretax charge of $3.8 million which reduced net income by $2.4 million.

                               3. PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1994 and 1993 is as follows:

                                     Shares
                                   ---------
AUTHORIZED
  $ 25 par value                   4,880,000
  $100 par value                   1,200,000
                                   ---------
                                   6,080,000

OUTSTANDING                         Shares             Amount*
                                   ---------           --------
  $ 25 par value--
    $1.30 Series B                   475,900           $ 11,897
    $1.25 Series                     371,900              9,298
  $100 par value--
    8.16%  Series                    389,010             38,901
                                   ---------           --------
    Total                          1,236,810           $ 60,096
                                   =========           ========

* Thousands of Dollars

There were no retirements, redemptions or other activity for the years
1994-1992.

In the event of non-payment of at least twelve months of accrued dividends, each class of preferred shareholders, voting as a class, will be entitled to elect two directors in addition to those directors elected by GTE. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1994.

At December 31, 1994 and 1993, the Company held 3,130 shares as treasury stock.

No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights.

                                 4. COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1994, $6.3 million of reinvested earnings was restricted as to the payment of cash dividends on common stock under the terms of the Company's Articles of Incorporation.

                                5. LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                     1994                     1993
-----------                                  -----------               -------
                                                   (Thousands of Dollars)
FIRST MORTGAGE BONDS:
    4 5/8 % Series J,  due 1995              $        --             $    20,000
    5 3/8 % Series K,  due 1996                   16,000                  16,000
    6 1/2 % Series L,  due 1997                   20,000                  20,000
    8     % Series N,  due 2001 (a)               45,000                  45,000
    7 1/2 % Series O,  due 2002                   50,000                  50,000
    5 1/4 % Series Y,  due 1996                   30,000                  30,000
    8 3/8 % Series BB, due 2027                   75,000                  75,000
    9 5/8 % Series DD, due 2030                   75,000                  75,000
                                             -----------             -----------
                                                 311,000                 331,000
                                             -----------             -----------
SINKING FUND DEBENTURES:
    6.31  % Series A,  due 2002                  200,000                 200,000
    7.41  % Series B,  due 2023                  200,000                 200,000
                                             -----------             -----------
                                                 400,000                 400,000
                                             -----------             -----------
PROMISSORY NOTE - AFFILIATED COMPANY:
    7 3/4% Note payable to GTE Finance
      Corporation, due 1996                       25,000                  25,000

OTHER:
    8.625% Note, due 1999                            325                     413

CAPITALIZED LEASES                                    67                      --
                                             -----------             -----------

   Total principal amount                        736,392                 756,413

DISCOUNT AND PREMIUM - NET                        (6,638)                 (8,467)
                                             -----------             -----------

   Total long-term debt                      $   729,754             $   747,946
                                             ===========             ===========

(a)  Includes $500,000 payable to GTE Finance Corporation.

In November 1993, the Company called $390 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 8 1/8% to 10%. In December 1993, the Company issued $200 million of 6.31% Debentures, due 2002, and $200 million of 7.41% Debentures, due 2023, to refinance these bonds. The cost of calling these bonds is reflected as an extraordinary after-tax charge of $19.8 million in the Consolidated Statements of Income.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures.

None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company.

Debt discount and premium on the Company's outstanding long-term debt are amortized over the lives of the respective issues.

Maturities, installments and sinking fund requirements for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):

                           1995               $  20,208
                           1996                  71,153
                           1997                  20,111
                           1998                     115
                           1999                       8

Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

                               6. SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, primarily commercial paper, which are generally refinanced at a later date by issues of long-term debt or equity. Information relating to short-term borrowings is as follows:

                                               1994                 1993             1992
                                            ---------            ---------        -------
                                                         (Thousands of Dollars)
DURING THE YEAR -
  Maximum month-end balance                 $ 152,675            $ 554,125        $ 145,000
    Average monthly balance                 $  90,431            $ 170,184        $ 106,863
    Weighted average interest rate               3.97%                2.85%            3.77%

AT DECEMBER 31 -
  Balance outstanding -
    Commercial paper                        $ 117,300            $ 176,400        $ 114,728
    Average interest rate                        5.90%                3.28%            3.48%

Unused lines of credit of $2.8 billion are available to the Company to support outstanding commercial paper and other short-term financing needs through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

                                 7. INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                               1994                   1993                   1992
                                          -------------           -------------           --------------
                                                             (Thousands of Dollars)
CURRENT
  Federal                                 $       71,291          $       37,907          $       63,269
  State                                           13,108                   1,971                   3,048
                                          --------------          --------------          --------------
    Total                                         84,399                  39,878                  66,317
                                          --------------          --------------          --------------
DEFERRED

  Federal                                          5,077                 (47,213)                 27,628
  State                                            2,246                  (3,469)                 12,419
                                          --------------          --------------          --------------
    Total                                          7,323                 (50,682)                 40,047
                                          --------------          --------------          --------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS                          (5,555)                 (6,120)                 (7,575)
                                          --------------          --------------          --------------

    Total                                 $       86,167          $      (16,924)         $       98,789
                                          ==============          ==============          ==============

The components of deferred income tax provision (benefit) are as follows:

                                                1994                   1993                 1992
                                           -------------          -------------           --------------
                                                              (Thousands of Dollars)
Depreciation and
  amortization                            $        6,200          $       30,319          $       13,306
Employee benefit obligation                      (12,795)                (14,846)                 (2,155)
Prepaid pension costs                              9,839                   8,832                   5,306
Restructuring costs                               11,313                 (69,504)                     --
Revenues                                           1,326                     794                  17,372
Other - net                                       (8,560)                 (6,277)                  6,218
                                          --------------          --------------          --------------
    Total                                 $        7,323          $      (50,682)         $       40,047
                                          ==============          ==============          ==============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Consolidated Statements of Income is as follows:

                                               1994              1993             1992
                                           --------------    --------------   -------------
                                                        (Thousands of Dollars)
AMOUNTS COMPUTED AT
  STATUTORY RATES                         $       79,248    $      (11,253)   $      90,002
  State income taxes, net
    of federal income tax
    benefits                                       9,980              (989)          10,208
  Amortization of deferred
    investment tax credits                        (5,555)           (6,120)          (7,575)
  Depreciation of telephone
    plant construction costs,
    previously deducted for
    tax purposes - net                             2,581             2,316            2,334
  Rate differentials applied
    to reversing temporary
    differences                                   (1,622)           (1,980)          (2,469)
  Other differences - net                          1,535             1,102            6,289
                                          --------------    --------------    -------------
TOTAL PROVISION (BENEFIT)                 $       86,167    $      (16,924)   $      98,789
                                          ==============    ==============    =============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory federal income tax rate and for unamortized investment tax credits. The net unamortized regulatory liability balances at December 31, 1994 and 1993 amounted to $24.3 million and $24.2 million, respectively, and are reflected as other deferred credits in the accompanying Consolidated Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:

                                               1994            1993
                                             ---------        -------
                                              (Thousands of Dollars)
Depreciation and amortization                $ 425,414        $ 419,979
Employee benefit obligations                   (34,095)         (21,300)
Prepaid pension costs                           24,334           14,495
Restructuring costs                            (58,191)         (69,504)
Revenues                                        23,710           22,384
Investment tax credits                           6,410           11,965
Other - net                                    (13,317)          (4,464)
                                             ---------        ---------
  Total                                      $ 374,265        $ 373,555
                                             =========        =========

                            8. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                            1994               1993              1992
                                         ---------          ---------         ---------
Benefits earned during the year          $  19,154          $  20,939         $  20,350
Interest cost on projected
  benefit obligations                       39,581             44,428            42,338
Return on plan assets:
  Actual                                     1,374           (141,365)          (49,229)
  Deferred                                 (71,412)            71,662           (15,818)
Other - net                                (14,831)           (15,272)          (14,025)
                                         ---------          ---------         ---------
   Net pension credit                    $ (26,134)         $ (19,608)        $ (16,384)
                                         =========          =========         =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                     1994              1993
                                                  ---------         --------
Plan assets at fair value                         $ 867,439        $ 904,013
Projected benefit obligations                       504,392          536,199
                                                  ---------        ---------
Excess of assets over projected benefit
    obligations                                     363,047          367,814
Unrecognized net transition asset                   (60,131)         (67,496)
Unrecognized net gain                              (232,067)        (259,894)
                                                  ---------        ---------
    Prepaid pension costs                         $  70,849        $  40,424
                                                  =========        =========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $373.6 million and $401.3 million and vested benefit obligations of $313.4 million and $343.5 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                            1994              1993
                                           ------            -----
Discount rate                               8.25%            7.50%
Rate of compensation increase               5.50%            5.25%


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):

                                                          1994              1993
                                                       ---------         -------
Benefits earned during the year                        $   7,777         $   8,581
Interest cost on accumulated postretirement
  benefit obligations                                     25,012            25,017
Amortization of transition obligation                     13,059            15,432
Other-net                                                 (1,136)               --
                                                       ---------         ---------
    Postretirement benefit cost                        $  44,712         $  49,030
                                                       =========         =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $8.0 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):

                                                                                1994              1993
                                                                             ---------         -------
Accumulated postretirement benefit obligations attributable to:
    Retirees                                                                 $ 167,748         $ 173,478
    Fully eligible active plan participants                                      6,124             2,851
    Other active plan participants                                             151,470           156,848
                                                                             ---------         ---------
Total accumulated postretirement benefit
  obligations                                                                  325,342           333,177
Fair value of plan assets                                                           --               194
                                                                             ---------         ---------
Excess of accumulated obligations over
  plan assets                                                                  325,342           332,983
Unrecognized transition obligation                                            (234,972)         (256,701)
Unrecognized net loss                                                          (22,217)          (33,893)
                                                                             ---------         ---------
  Accrued postretirement benefit obligations                                 $  68,153         $  42,389
                                                                             =========         =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12.0% and 13% for pre-65 participants and 9.0% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1994 costs by $5.0 million and the accumulated postretirement benefit obligations at December 31, 1994 by $43.4 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes, among others, include newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $46.0 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $6.0 million, $5.4 million and $6.0 million in 1994-1992, respectively.

                              9. LEASE COMMITMENTS

The Company has noncancelable leases covering certain buildings, office space and equipment that contain varying renewal options for terms up to 17 years. The majority of lease commitments relate to the lease of the Company's headquarters building at One Tampa City Center. Rental expense was $27.4 million, $21.8 million and $22.0 million in 1994-1992, respectively. Minimum rental commitments under noncancelable leases through 1999 do not exceed $9.4 million annually and aggregate $22.1 million thereafter.

                        10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                          1994           1993
                                                      -----------      --------
                                                        (Thousands of Dollars)
Land                                                  $   21,443      $   22,742
Buildings                                                210,491         212,948
Central office equipment                               1,347,054       1,331,181
Outside plant                                          1,861,577       1,802,542
Other                                                    341,170         400,259
                                                      ----------      ----------
  Total property, plant and equipment                  3,781,735       3,769,672
  Accumulated depreciation                             1,229,633       1,205,289
                                                      ----------      ----------
  Net property, plant and equipment                   $2,552,102      $2,564,383
                                                      ==========      ==========


                             11. REGULATORY MATTERS

The Company is subject to regulation by the FCC for interstate business and the FPSC with respect to intrastate operations.

INTRASTATE SERVICES

The Company provides long distance services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide services between LATAs. The FPSC has approved extended area calling plans for certain intraLATA long distance routes. Under these plans, residential customers pay a flat rate per message and business customers pay a reduced rate per minute for these calls. Revenues from calls under the extended area calling plans are classified as local network services.

On January 21, 1993, the FPSC issued an order effective January 6, 1993 to reduce rates $14.5 million. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the Commission lowered the rate reduction by $0.8 million. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the Commission should not have made a $4.8 million adjustment for expenses associated with affiliate transactions. The case has been remanded to the Commission and is now on the Commission's agenda in April 1995. It is not possible to determine the outcome of this proceeding at this time.

In December 1994, the FPSC adopted changes which will allow customers to choose their primary carrier for regional long distance calls. Currently, the local phone company carries all regional long distance calls when the customer dials 1+ the called number. In the future, the customer will be able to choose the local phone company, or another company, to carry these calls. On February 13, 1995, the FPSC issued an order requiring implementation of intraLATA 1+ pre-subscription. The Company will be required to complete all necessary system changes required to implement the order by the end of 1996. The Company will be entitled to recover the implementation cost over three years via a separate LEC-specific rate element applied to all originating interLATA access minutes of use. Tariffs must be filed by July 1, 1995 to be effective September 1, 1995. Quarterly progress reports are required to monitor costs and recovery. If the Company fully recovers its costs before the end of three years, it must file a tariff eliminating the rate element. Any over-recovery is to be returned to the IXCs within three months of full cost recovery. On February 28, 1995, the Company filed a motion with the FPSC for reconsideration of the order and a request for stay.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering the prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

In 1992, the Company's rates were voluntarily reduced by $7.1 million effective July 1, 1992, $2.2 million effective July 17, 1992, $14.0 million effective October 2, 1992 and $6.4 million effective December 15, 1992.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1994-1992 under various arrangements and amounted to $182.1 million, $184.5 million and $206.7 million, respectively.

                     12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:

                                                                  1994              1993             1992
                                                                --------          --------         --------
                                                                           (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                                     $(54,624)         $(61,762)        $(73,858)
  Materials and supplies                                           6,798              (652)           7,420
  Prepayments and other current assets                            11,613               942              834

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                                 6,889           (22,246)          28,599
  Affiliate payables and accruals                                  2,900            (6,444)          14,590
  Advanced billings and customer deposits                          3,205            (4,423)          (3,082)
  Accrued liabilities                                             20,828               516           (5,180)
  Other                                                          (44,002)            8,522          (19,916)
                                                                --------          --------         --------
    Total                                                       $(46,393)         $(85,547)        $(50,593)
                                                                ========          ========         ========

CASH PAID DURING THE YEAR FOR:
  Interest                                                      $ 59,842          $ 75,776         $ 72,272
  Income taxes                                                    59,460            30,629           63,791

                    13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1994 and 1993 quarterly financial data is as follows:

                                                         Net
                                Operating             Operating                Net
                                 Revenues            Income(Loss)          Income(Loss)
                               -----------           -----------           ------------
                                                (Thousands of Dollars)
1994
  FIRST QUARTER                $   303,177           $    42,643           $    17,828
  SECOND QUARTER                   341,768                96,802                50,759
  THIRD QUARTER                    317,496                59,534                26,950
  FOURTH QUARTER                   344,081                90,526                44,718
                               -----------           -----------           -----------
    TOTAL                      $ 1,306,522           $   289,505           $   140,255
                               ===========           ===========           ===========


1993
  First Quarter                $   286,125           $    60,936           $    27,810
  Second Quarter                   309,939                58,545                26,252
  Third Quarter (a)                294,600                51,770                   844
  Fourth Quarter (b)               320,451              (130,315)              (89,884)
                               -----------           -----------           -----------
    Total                      $ 1,211,115           $    40,936           $   (34,978)
                               ===========           ===========           ===========

(a) Net income includes a $19.8 million extraordinary charge for the early retirement of debt. Income before extraordinary charge was $20.6 million.

(b) Net operating income includes a $194.3 million pretax charge for restructuring costs which reduced net income by $119.7 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE Florida Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Florida Incorporated (a Florida corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Florida Incorporated and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

                                MANAGEMENT REPORT

To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.

PETER A. DAKS
President

GERALD K. DINSMORE
Senior Vice President-Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

a.  Identification of Directors

The names, ages and positions of the directors of the Company as of March 24, 1995 are listed below along with their business experience during the past five years.

                                 Director
      Name               Age      Since                           Business Experience
      ----               ---      -----         ----------------------------------------------------------
Kent B. Foster            51      1994          Vice Chairman of the Board of Directors, GTE Corporation,
                                                October 1993; President, GTE Telephone Operations, 1989;
                                                Director, GTE Corporation, 1992; Director, all GTE
                                                domestic telephone subsidiaries, 1993 and/or 1994;
                                                Director, BC Telecom, Inc.; Director, Compania Anonima
                                                Nacional Telefonos de Venezuela; Director, NationsBank of
                                                Texas; Director, Dallas Symphony Orchestra.

Richard M. Cahill         56      1994          Vice President - General Counsel, GTE Telephone
                                                Operations, 1988; Director, all GTE domestic telephone
                                                subsidiaries, 1993 and/or 1994; former Director, GTE
                                                Vantage Incorporated, 1991.

Gerald K. Dinsmore        45      1992          Senior Vice President - Finance and Planning, GTE
                                                Telephone Operations, 1994; former Vice President -
                                                Finance, GTE Telephone Operations, 1993; former Vice
                                                President - Intermediary Customer Markets, GTE Telephone
                                                Operations, 1988;  former President of all South Area
                                                companies, GTE Telephone Operations, 1992; Director, GTE
                                                Florida Incorporated and GTE South Incorporated, 1992;
                                                Director, all other GTE domestic telephone subsidiaries,
                                                1993 and/or 1994.

                                         Director
      Name                        Age     Since                   Business Experience
      ----                        ---     -----         -------------------------------------------------------
Michael B. Esstman                48      1994          Executive Vice President - Customer Segments, GTE
                                                        Telephone Operations, 1994; former Executive Vice
                                                        President - Operations, GTE Telephone Operations, 1993;
                                                        former President and Director of all Central Area
                                                        companies, GTE Telephone Operations, 1991; former
                                                        President, Contel Eastern Region, Telephone Operations
                                                        Sector, 1983; Director, AG Communications Systems;
                                                        Director, all other GTE domestic telephone subsidiaries,
                                                        1993 and/or 1994.

Thomas W. White                   48      1994          Executive Vice President - Network Operations, GTE
                                                        Telephone Operations, 1994; former Executive Vice
                                                        President - Telephone Operations, GTE Telephone
                                                        Operations, 1993; former Senior Vice President - General
                                                        Office Staff, GTE Telephone Operations, 1989; Director,
                                                        all GTE domestic telephone subsidiaries, 1993 and/or 1994;
                                                        Director, Quebec - Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any day during March, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.

b.  Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 24, 1995.

                               Year Assumed
                             Present Position
                             ----------------
                                        the
       Name             Age  Telops   Company                        Position
       ----             ---  ------   -------             ------------------------------
Kent B. Foster          51   1989       --                President of GTE Telephone
                                                            Operations

John C. Appel           46   1994     1995                Senior Vice President -
                                                            Regional Operations of GTE
                                                            Telephone Operations and the
                                                            Company

                                          Year Assumed
                                        Present Position
                                        ----------------
                                                     the
       Name                          Age  Telops   Company                    Position
       ----                          ---  ------   -------                    --------
Mary Beth Bardin (1)                 40   1994     1995              Vice President - Public Affairs
                                                                       of GTE Telephone Operations
                                                                       and the Company
Clarence F. Bercher                  51   1994     1995              President - Consumer Markets of
                                                                       GTE Telephone Operations and
                                                                       Vice President - Consumer
                                                                       Markets of the Company
Richard M. Cahill                    56   1989     1995              Vice President - General
                                                                       Counsel of GTE Telephone
                                                                       Operations and the Company
Robert C. Calafell                   53   1993       --              Vice President - Video Services
                                                                       of GTE Telephone Operations
Peter A. Daks                        49     --     1994              President of the Company
Gerald K. Dinsmore                   45   1994     1994              Senior Vice President - Finance
                                                                       and Planning of GTE Telephone
                                                                       Operations and the Company
William M. Edwards, III              46     --     1993              Controller of the Company
Michael B. Esstman                   48   1994       --              Executive Vice President -
                                                                       Customer Segments of GTE
                                                                       Telephone Operations
Bruce E. Haddad                      41   1994       --              Senior Vice President -
                                                                       International of GTE
                                                                       Telephone Operations
Donald A. Hayes                      57   1992       --              Vice President - Information
                                                                       Technology of GTE Telephone
                                                                       Operations
Gregory D. Jacobson                  43     --     1994              Treasurer of the Company
Andrew T. Jones                      54   1992       --              Vice President - International
                                                                       of GTE Telephone Operations
Brad M. Krall                        53   1993     1995              Vice President - Centralized
                                                                       Operations of GTE Telephone
                                                                       Operations and the Company
Michael J. McDonough                 45   1994     1995              President - Business Markets of
                                                                       GTE Telephone Operations and
                                                                       Vice President - Business
                                                                       Markets of the Company
Paul E. Miner                        50   1993     1995              Vice President - Network
                                                                       Operations Support of GTE
                                                                       Telephone Operations and the
                                                                         Company
Richard L. Schaulin                  52   1989     1995              Vice President - Human
                                                                       Resources of GTE Telephone
                                                                       Operations and the Company
Leland W. Schmidt                    61   1989       --              Vice President - Industry
                                                                       Affairs of GTE Telephone
                                                                       Operations
Charles J. Somes                     49     --     1994              Secretary of the Company
Larry J. Sparrow                     51   1994     1995              President - Carrier Markets of
                                                                       GTE Telephone Operations and
                                                                       Vice President - Carrier
                                                                       Markets of the Company

                                          Year Assumed
                                        Present Position
                                                   the
       Name                        Age  Telops   Company                      Position
       ----                        ---  ------   -------                      --------
Alex Stadler                       44   1994     1995                Vice President - Strategy &
                                                                       Technology Planning of GTE
                                                                       Telephone Operations and the
                                                                       Company
Thomas W. White                    48   1994       --                Executive Vice President -
                                                                       Network Operations of GTE
                                                                       Telephone Operations

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1) Mary Beth Bardin was elected Vice President - Public Affairs of GTE Telephone Operations replacing G. Bruce Redditt who was appointed Vice President - Public Affairs and Communications, GTE Corporation.

During 1994, the organizational structure of GTE Telephone Operations was restructured to include 11 regions, eliminating the previous Area management structure.

Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers (the named executive officers) of the Company in 1994 for services in all capacities to the Company and its subsidiary.

                                                                                       Long-Term Compensation
                                                                         ------------------------------------------------
                                           Annual Compensation                   Awards                   Payouts
                                    ----------------------------------   -----------------------  -----------------------
       (a)                   (b)       (c)      (d)           (e)            (f)          (g)       (h)         (i)
                                                                                      Securities
                                                          Other Annual   Restricted   Underlying   LTIP      All Other
Name and Principal                   Salary               Compensation      Stock      Options/   Payouts   Compensation
Position in Group            Year      ($)     Bonus($)       ($)          Awards(#)    SARs(#)    ($)(1)      ($)(2)
-----------------            ----   --------   --------   ------------   -----------  ---------   --------  -------------
Peter A. Daks                1994   175,469    130,900         --             --         14,300    14,600       4,390
 President - Florida         1993   155,039     71,300         --             --          7,300        --       4,651
                             1992   148,419     92,200         --             --             --        --       4,453

James D. Bennett(3)(4)       1994   140,131     66,800         --             --          4,000        --         803
 State Vice President -      1993    70,698     26,584         --             --          4.000        --       1,484
   Sales                     1992    57,124     32,009         --             --          4,400        --          --

Fassil Gabremariam(3)(5)     1994   149,100     49,600         --             --          2,600        --       4,473
 Area Vice President -       1993    66,924     19,162         --             --          2,700        --       2,008
   Finance                   1992    65,833     25,256         --             --             --        --       1,975

Donald W. McLeod(3)(6)       1994   137,515     52,900         --             --          4,000        --       4,125
 State Vice President -      1993    62,912     14,759         --             --          1,500        --       1,871
   External Affairs          1992    53,827     16,207         --             --             --        --          --

M. Michael Foster(7)         1994   115,457     50,665        --              --          4,000        --       3,467
 State Vice President -
   Operations



(1) 1994 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994 period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single long-term performance measure (return on equity) to a combined measure (return on equity and operating cash flow margin).

(2) All other compensation includes Company contributions to defined contribution plans.

(3) During 1994, the individual held a position in which his annual compensation was fully allocated to the Company. During 1993 and 1992, the Company was included in the South Area management structure; thus, the individual's compensation was allocated among the South Area.

(4) Mr. Bennett served as State Vice President - Sales until February 1995. In September 1994, he was also appointed the Vice President - General Manager Branch Sales -( East), GTE Telephone Operations.

(5) Mr. Gabremariam served as Area Vice President - Finance until February 1995. In September 1994, he was also appointed Assistant Controller - Support Operations Projects, GTE Telephone Operations.

(6) Mr. McLeod served as State Vice President - External Affairs until February 1995. In September 1994, he was also appointed Assistant Vice President - Regional Regulatory and Governmental Affairs -(Eastern Region), GTE Telephone Operations.

(7) Mr. Foster was elected State Vice President - Operations in March 1994. Prior to this election, he served as an officer of GTE North Incorporated. Mr. Foster served as State Vice President - Operations until February 1995. In August 1994, he was also appointed Assistant Vice President - Customer and Network Operations, GTE Telephone Operations.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1994, whether or not specifically allocated to the Company. The options and SARs were granted under the LTIP. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.


                                                                                  Potential Realizable Value at
                                                                                  Assumed Annual Rate of Stock
                                                                                      Price Appreciation For
                                     Individual Grants(1)                                   Option Term
                      ------------------------------------------------------    -------------------------------
    (a)                   (b)              (c)         (d)           (e)          (f)          (g)         (h)
                                       Percent of
                       Number of      Total Options/
                      Securities      SARs Granted   Exercise
                      Underlying       to All GTE    Or Base
                      Option/SARs     Employees in    Price       Expiration
Name                  Granted(1)       Fiscal Year    ($/SH)         Date          0%         5%         10%
----                  ----------      -------------  --------     ----------    --------  ----------   --------
Peter A. Daks           14,300            0.35        32.44      02/16/04          --     291,616      738,953
James D. Bennett         4,000            0.10        32.44      02/16/04          --      81,571      206,700
Fassil Gabremariam       2,600            0.06        32.44      02/16/04          --      53,021      134,355
Donald W. McLeod         4,000            0.10        32.44      02/16/04          --      81,571      206,700
M. Michael Foster        4,000            0.10        32.44      02/16/04          --      81,571      206,700

(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

                         AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1994. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) common stock on December 30, 1994.

    (a)                     (b)             (c)                  (d)                           (e)
                                                        Number of Securities           Value of Unexercised
                          Shares                        Underlying Unexercised       In-the-Money Options/SARs
                         Acquired          Value        Options/SARs at FY-End              At FY-End($)
Name                  On Exercise(#)    Realized($)   Exercisable    Unexercisable   Exercisable   Unexercisable
----                  --------------    -----------   ------------   --------------  ------------  -------------
Peter A. Daks                --         $    --           7,733          19,167      $        --   $          --
James D. Bennett             --              --           8,566           8,134               --              --
Fassil Gabremariam           --              --           7,500           4,400           24,750              --
Donald W. McLeod             --              --           2,100           5,000               --              --
M. Michael Foster            --              --           7,500           5,800           24,750              --

Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE 1991 LTIP provides for awards, currently in the form of stock options with tandem SARs and cash bonuses, to participating employees. The primary purpose of the LTIP is to offer participants an incentive to cause GTE to achieve superior financial performance, thereby helping to assure superior performance for the shareholders. The stock options and tandem SARs awarded under the LTIP to the named executive officers in 1994 are shown in the table on page 38.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. The performance bonuses are paid in cash. Awards for the three-year performance cycle ending in 1994 are based on GTE's financial performance during the relevant cycle as measured by GTE's average return on equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). The Committee views OCFM as an excellent complement to ROE due to its capacity to accurately measure profitable revenue growth, a key determinant of financial strength, especially for high growth businesses. To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance, the Committee established two performance periods - a one-year period to run concurrently with the final year of the three-year ROE performance cycle ending in 1994 and a two-year period to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the two award periods will be based on GTE's performance against ROE and OCFM performance for the one- and two-year periods. Awards for the three-year performance cycle ending in 1996 will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. Seventy-five percent of the award is determined based on ROE performance and 25% of the award is determined based on OCFM performance.

At the time performance targets for the current LTIP cycles are established, a Common Stock Unit account is set up for each participant in the LTIP. An initial dollar amount for each account (target award) is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with practices of other major corporations not involved in the telecommunications industry that have a reputation for excellence, are comparable to GTE in terms of such quantitative measures as revenues, market value and total shareholder return and are viewed as direct competitors for executive talent in the overall labor market, as well as GTE's past and projected financial performance. That amount is then divided by the average market price of GTE Common Stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE Common Stock. An amount equal to the dividends paid on an equivalent number of shares of GTE Common Stock is added on each dividend payment date. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New

York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Mr. Daks is the only individual of the named executive officers eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1994 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                          Estimated Future Payouts
                                                   Under Non-Stock Price Based Plans(1)
                                                   ------------------------------------
       (a)                  (b)          (c)           (d)          (e)         (f)
                                     Performance
                        Number of      Or Other
                      Shares, Units  Period Until
                         Or Other      Maturation
       Name               Rights       Or Payout   Threshold(2)  Target(3)   Maximum(4)
-------------         -------------  ------------  ------------  ---------   ----------
Peter A. Daks           1,900          3 years           457       2,283
                        1,250          2 years           283       1,413
                          600          1 year            128         638
James D. Bennett           --            N/A              --          --
Fassil Gabremariam         --            N/A              --          --
Donald W. McLeod           --            N/A              --          --
M. Michael Foster          --            N/A              --          --

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 30, 1994. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

(2) The Threshold is the level of the average ROE and the average OCFM during the relevant cycle which represents the minimum acceptable performance level for both the ROE and OCFM performance measures. If the Threshold is attained with respect to both performance measures, the award will be equal to 20% of the combined target award for ROE and OCFM. Because ROE and OCFM are separate performance measures, it is possible to receive an award if the Threshold is achieved with respect to only one of the performance measures. If the actual results for one, but not both, performance measures is at the Threshold level, the portion of the award determined by the measure performing at the Threshold level will be at 20% of the target award for that performance measure, and no award will be made for the portion of the award determined by the measure performing at less than the Threshold level. However, if the actual results for both performance measures are below the minimum acceptable performance level, no award will be earned.

(3) The Target is the level of the average ROE and the average OCFM during the cycle which represents outstanding performance for both the ROE and OCFM performance measures. If the Target is attained with respect to both performance measures, the award will be equal to 100% of the target award for ROE and OCFM. If the actual results for one, but not both, performance measures is at the Target level, the portion of the award determined by the measure performing at the Target level will be at 100% of the target award for that performance measure, and the portion of the award determined by the measure performing at less than 100% will be determined accordingly.

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their performance targets, additional bonuses may be earned according to the following schedule:

          Performance Increment Above                    Added Percentage
    Maximum ROE and OCFM Performance Targets             to Maximum Awards
    ----------------------------------------------------------------------
            First and Second   0.1%                              +2%
            Third and Fourth   0.1%                              +3%
            Fifth and above    0.1%                              +4%

    For example, if average ROE and OCFM performance each exceed the ROE and OCFM target by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into an agreement (the Agreement) with Mr. Daks regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if a majority of the members of the Board do not consist of members of the incumbent Board (as defined in the Agreement) or if, in any 12-month period, three or more directors are elected without the approval of the incumbent Board. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the incumbent Board for purposes of determining whether a Change in Control has occurred. A Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board of GTE and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

The Agreement provides for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes but is not limited to the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreement. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

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

In addition, the Agreement with Mr. Daks provides that in the event of a separation from service, he will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; ten years if credited service is more than five and not more than ten years; and, if the executive's credited service exceeds ten years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreement provides that there will be no duplication of benefits.

The Agreement remains in effect until the earlier of July 1 of each successive year or the date on which the executive reaches age 65, unless the Agreement is terminated earlier pursuant to its terms. The Agreement will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend the Agreement. If a Change in Control occurs, the Agreement will remain in effect until the obligations of GTE (or its successor) under the Agreement has been satisfied.

Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                                        PENSION PLAN TABLE

                                                Years of Service
Final Average         -------------------------------------------------------------------
  Earnings                15            20            25            30             35
------------          -------------------------------------------------------------------
$    150,000          $  31,532     $  42,042     $  52,553     $   63,063     $   73,574
     200,000             42,407        56,542        70,678         84,813         99,949
     300,000             64,157        85,542       106,928        128,313        149,699
     400,000             85,907       114,542       143,178        171,813        200,449
     500,000            107,657       143,542       179,428        215,313        251,199

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation Plan), a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from the Service Corporation

Plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of February 15, 1995, the credited years of service under the plan for Messrs. Daks, Bennett, Gabremariam, McLeod and Foster are 15, 23, 21, 28 and 26, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the Service Corporation Plan are limited to certain maximum amounts. GTE maintains a SERP, which supplements, on an unfunded basis, the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Mr. Daks a maximum postretirement life insurance benefit of three times final base salary, Messrs. Bennett and Foster a postretirement life insurance benefit of one and one-half times final base salary and Messrs. Gabremariam and McLeod a postretirement life insurance benefit of one times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

  Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for services on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1995:

                                    Name and                        Shares of
     Title                         Address of                       Beneficial          Percent
    of Class                    Beneficial Owner                    Ownership           of Class
    --------                    ----------------                    ----------          --------
    Common Stock of             GTE Corporation                     23,400,000           100%
    GTE Florida                 One Stamford Forum                  shares of
    Incorporated                Stamford, Connecticut               record
                                06904

(b)  Security Ownership of Management as of December 31, 1994:


                                Name of Director or Nominee (1)(2)
                                ----------------------------------
     Common Stock of            Kent B. Foster                        268,305           No director
     GTE Corporation            Richard M. Cahill                      36,287           or nominee
                                Gerald K. Dinsmore                     41,529           or executive
                                Michael B. Esstman                     67,631           officer owns
                                Thomas W. White                       120,994           as much as
                                                                    ---------           1/10 of
                                                                      534,746           1 percent
                                                                    =========
                                Executive Officers(1)(2)
                                ----------------------------------
                                Peter A. Daks                          16,695
                                James D. Bennett                       13,909
                                Fassil Gabremariam                     18,267
                                Donald W. McLeod                        4,662
                                M. Michael Foster                       5,437
                                                                    ---------
                                                                       58,970
                                                                    =========

                                All directors and executive                             Represents
                                officers as a group(1)(2)           1,198,351           less than 1/5
                                                                    =========           of 1 percent
                                                                                        of outstanding
                                                                                        common stock


     (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

     (2)    Included in the number of shares beneficially owned by Messrs.
            K. Foster, Cahill, Dinsmore, Esstman, White, Daks, Bennett, Gabremariam, McLeod and M. Foster and all directors and executive officers as a group are 214,539; 32,616; 39,499; 46,466; 109,299;
            14,132; 12,699; 9,266; 3,933; 0; and 920,592 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1994.

The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of such directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).

Item 13.  Certain Relationships and Related Transactions

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - See GTE Florida Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

   (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1994-1992 (as required):

              II - Valuation and Qualifying Accounts

       Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

   (3)        Exhibits - Included in this report or incorporated by reference.

               3.1* Restated Articles of Incorporation dated May 1, 1989 (Exhibit 3.1 of 1989 Form 10-K, File No. 1-3090).

               3.2*    By-Laws (Exhibit 3.2, File No. 2-52735).

               4* Indenture dated as of November 1, 1993 between GTE Florida Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50711).

              27       Financial Data Schedule.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.



* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------
              Column A                     Column B               Column C               Column D        Column E
--------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                          -----------------------
                                                                                         Deductions
                                          Balance at      Charged        Charged            from        Balance at
                                          Beginning          to          to Other         Reserves       Close of
             Description                   of Year         Income        Accounts         (Note 1)        Year
--------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the year ended:

    December 31, 1994                     $  25,229       $  23,973      $  11,665(2)     $  41,130      $  19,737
                                          ==========================================================================
    December 31, 1993                     $  19,184       $  37,309      $  26,340(2)     $  57,604      $  25,229
                                          ==========================================================================
    December 31, 1992                     $   8,050       $  33,479      $  28,606(2)     $  50,951      $  19,184
                                          ==========================================================================

Accrued restructuring costs
    for the year ended (Note 3):

    December 31, 1994                     $ 194,330       $       0      $       0        $  43,499      $ 150,831
                                          ==========================================================================
    December 31, 1993                     $       0       $ 194,330      $       0        $       0      $ 194,330
                                          ==========================================================================
    December 31, 1992                     $       0       $       0      $       0        $       0      $       0
                                          ==========================================================================

-----------------------
NOTES:

(1) Charges for purpose for which reserve was created.

(2) Recoveries of previously written-off amounts.

(3) See Note 2 to the Consolidated Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GTE FLORIDA INCORPORATED
                                       ------------------------------
                                               (Registrant)


Date  March 24, 1995                By        PETER A. DAKS
     -----------------                 ------------------------------
                                              PETER A. DAKS
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PETER A. DAKS                           President                               March 24, 1995
-----------------------------           (Principal Executive Officer)
PETER A. DAKS

GERALD K. DINSMORE                      Senior Vice President - Finance         March 24, 1995
-----------------------------           and Planning and Director
GERALD K. DINSMORE                      (Principal Financial Officer)


WILLIAM M. EDWARDS, III                 Controller                              March 24, 1995
-----------------------------           (Principal Accounting Officer)
WILLIAM M. EDWARDS, III

RICHARD M. CAHILL                       Director                                March 24, 1995
-----------------------------
RICHARD M. CAHILL

MICHAEL B. ESSTMAN                      Director                                March 24, 1995
-----------------------------
MICHAEL B. ESSTMAN

KENT B. FOSTER                          Director                                March 24, 1995
-----------------------------
KENT B. FOSTER

THOMAS W. WHITE                         Director                                March 24, 1995
-----------------------------
THOMAS W. WHITE

                                   EXHIBIT INDEX
                                   -------------


               3.1* Restated Articles of Incorporation dated May 1, 1989 (Exhibit 3.1 of 1989 Form 10-K, File No. 1-3090).

               3.2*    By-Laws (Exhibit 3.2, File No. 2-52735).

               4* Indenture dated as of November 1, 1993 between GTE Florida Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50711).

              27       Financial Data Schedule.



* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.