Form 10-Q
period 1995-03-31
GTE FLORIDA INC
filed 1995-05-10
CIK 40865

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the transition period from                     to


Commission File Number:   1-3090


                          GTE FLORIDA INCORPORATED
           (Exact name of registrant as specified in its charter)

             FLORIDA                                        59-
0397520
  (State or other jurisdiction of                        (I.R.S.
Employer
   Incorporation or organization)
Identification No.)

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

                                                        YES  X
NO

The Company had 23,400,000 shares of $25 par value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by GTE Corporation.


PART I.  FINANCIAL INFORMATION


                        GTE FLORIDA INCORPORATED AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
OPERATING REVENUES:
  Local network services                         $   151,650    $
143,502
  Network access services                            114,805
107,963
  Long distance services                              20,602
20,825
  Equipment sales and services                        28,040
25,484
  Other                                                6,436
5,403

                                                     321,533
303,177



OPERATING EXPENSES:
  Cost of sales and services                          74,088
81,155
  Depreciation and amortization                       69,850
65,622
  Marketing, selling, general
    and administrative                                97,948
113,757

                                                     241,886
260,534

  Net operating income                                79,647
42,643



OTHER (INCOME) DEDUCTIONS:
  Interest expense                                    16,021
15,572
  Other - net                                           (386)
(897)



INCOME BEFORE INCOME TAXES                            64,012
27,968



INCOME TAXES                                          24,681
10,140



NET INCOME                                       $    39,331    $
17,828

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

                                       1
                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $39.3 for the three months ended March 31, 1995 compared to $17.8 for the same period in 1994, reflecting an increase of $21.5. This increase is primarily due to higher revenues resulting from customer growth and lower operating expenses related to reductions in workforce.

  OPERATING REVENUES

Operating revenues were $321.5 and $303.2 for the three months ended March 31, 1995 and 1994, respectively. This reflects an increase of 6% or $18.3.

Local network services revenues were $151.7 and $143.5 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 6% or $8.2. This increase is primarily due to continued customer growth as reflected by a 4% increase in access lines, which generated $4.3 in additional revenues, increased revenues of $1.7 from enhanced custom calling features and increased revenues of $1.4 from growth in Integrated Services Digital Network (ISDN), a service that permits high-speed transmission of integrated voice, data and image over one phone line.

Network access services revenues were $114.8 and $108.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 6% or $6.8. This increase is primarily due to a 13% increase in minutes of use, which generated $10.7 in additional revenues, partially offset by $4.6 of unfavorable interstate access settlements.

Equipment sales and services revenues were $28.0 and $25.5 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 10% or $2.5. This increase is primarily due to a $2.2 increase in revenues derived from sales of Radio Paging services and Personal Secretary voice messaging services.

Other operating revenues were $6.4 and $5.4 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 19% or $1.0. This increase is primarily due to a $0.7 increase in Database 800 service revenue.

  OPERATING EXPENSES

Operating expenses were $241.9 and $260.5 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 7% or $18.6. This decrease is primarily the result of an $8.5 decrease in labor and benefit costs reflecting reductions in workforce associated with the Company's re-engineering plan initiated in 1994, a $3.7 decrease in digital switching software upgrades and a $2.7 decrease in charges related to unbillable calling card calls.



                                       2
                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


  OTHER DEDUCTIONS

Income tax expenses were $24.7 and $10.1 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of $14.6. This increase is primarily due to the increase in pretax income, the declining effects of deferred investment tax credits and the lower reversal of tax rate differentials on deferred tax balances.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1995 a $3,500 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during 1995 was cash from operating activities of $118.3 compared to $127.3 for the same period in 1994. The decrease primarily reflects unfavorable timing of payments of payables partially offset by increased operating results.

The Company's capital expenditures during the first three months of 1995 were $56.8 compared to $48.5 during the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines, modernization of facilities and provisioning of new products and services, including Video Connect (an interactive and broadcast video product utilized in the broadcast, educational and business markets), broadband digital services and switched digital services. In 1995, construction costs are expected to increase slightly from $274.0 of capital expenditures incurred during 1994.

Cash used for financing activities was $71.4 in 1995 compared to $78.7 in 1994. This included dividend payments of $44.2 in 1995 compared to $1.1 in 1994 and decreases in short-term debt of $28.5 in 1995 compared to $68.9 in 1994.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $194.3, which reduced net income by $119.7, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.




                                       3
                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $51.1 have been made since inception of the re-engineering plan, including $7.6 during the first three months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $143.2 remains in the restructuring reserve, of which $55.8 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Pasco and Pinellas Counties, Florida. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.

On January 21, 1993, the Florida Public Service Commission (FPSC) issued an order effective January 6, 1993 to reduce rates $14.5. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the Commission lowered the rate reduction by $0.8. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the Commission should not have made a $4.8 adjustment for expenses associated with affiliate transactions and remanded this issue to the Commission. On April 3, 1995, the Commission approved a $4.8 increase to certain local rates, effective May 2, 1995.


                                       4

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT ASSETS:
  Cash                                           $       614    $
10,527
  Receivables, less allowances of
    $20,271 and $19,737, respectively                258,308
292,736
  Note receivable from affiliate                       7,422
8,495
  Materials and supplies                              23,538
15,713
  Prepayments and other                               18,478
19,365
    Total current assets                             308,360
346,836








PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                    3,828,657
3,781,735
  Accumulated depreciation                        (1,288,801)
(1,229,633)
    Net property, plant and equipment              2,539,856
2,552,102








OTHER ASSETS                                          96,825
91,317







    TOTAL ASSETS                                 $ 2,945,041    $
2,990,255

See Notes to Condensed Consolidated Financial Statements.






                                       5

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Short-term debt, including current maturities  $   108,946    $
137,508
  Accounts payable                                    84,288
117,191
  Accrued taxes                                       48,640
32,073
  Accrued payroll and vacations                       37,175
40,466
  Accrued interest                                    14,928
8,911
  Accrued dividends                                   27,526
43,669
  Accrued restructuring costs and other               97,761
94,224
    Total current liabilities                        419,264
474,042




LONG-TERM DEBT                                       730,494
729,754




DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                    585,639
588,100




SHAREHOLDERS' EQUITY:
  Preferred stock                                     60,096
60,096
  Common stock                                       585,000
585,000
  Other capital                                          289
289
  Reinvested earnings                                564,259
552,974
    Total shareholders' equity                     1,209,644
1,198,359




    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 2,945,041    $
2,990,255

See Notes to Condensed Consolidated Financial Statements.







                                       6

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    39,331    $
17,828

  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                   69,850
65,622
      Deferred income taxes and investment
        tax credits                                    5,860
9,159
      Provision for uncollectible accounts             5,303
3,748
      Changes in current assets and
        current liabilities                           (5,936)
48,861
      Other - net                                      3,937
(17,870)
      Net cash from operating activities             118,345
127,348


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (56,829)
(48,542)
      Cash used in investing activities              (56,829)
(48,542)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                  272
- --
  Long-term debt retired                                 (49)
(35)
  Dividends paid to shareholders                     (44,189)
(1,071)
  Net change in affiliate notes                        1,073
(8,780)
  Decrease in short-term debt                        (28,536)
(68,850)
      Net cash used in financing activities          (71,429)
(78,736)


  Increase (decrease) in cash                         (9,913)
70

  Cash at beginning of period                         10,527
6,688

  Cash at end of period                          $       614    $
6,758

See Notes to Condensed Consolidated Financial Statements.









                                       7
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.





































                                       8
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the first quarter of 1995.











































                                       9
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                  GTE FLORIDA
INCORPORATED

(Registrant)






Date:  May 10, 1995                               WILLIAM M.
EDWARDS, III
                                                  WILLIAM M.
EDWARDS, III

Controller
                                                 (Chief
Accounting Officer)































                                       10