Form 10-Q
period 1995-06-30
GTE FLORIDA INC
filed 1995-08-09
CIK 40865

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended      June 30, 1995

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

                                                        YES  X     NO

The Company had 23,400,000 shares of $25 par value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995         1994          1995         1994
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services         $  155,329   $  146,824    $  306,979   $  290,326
  Network access services           110,520      111,807       225,325      219,770
  Long distance services             21,023       20,345        41,625       41,170
  Equipment sales and services       26,864       23,758        54,904       49,242
  Other                              38,324       39,034        44,760       44,437

                                    352,060      341,768       673,593      644,945


OPERATING EXPENSES:
  Cost of sales and services         77,531       72,898       151,619      154,053
  Depreciation and amortization      71,559       65,786       141,409      131,408
  Marketing, selling, general
    and administrative              101,170      106,282       199,118      220,039

                                    250,260      244,966       492,146      505,500

  Net operating income              101,800       96,802       181,447      139,445


OTHER (INCOME) DEDUCTIONS:
  Interest expense                   15,876       15,523        31,897       31,095
  Other - net                           689          377           303         (520)


INCOME BEFORE INCOME TAXES           85,235       80,902       149,247      108,870


INCOME TAXES                         31,419       30,143        56,100       40,283


NET INCOME                       $   53,816   $   50,759    $   93,147   $   68,587



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.



                                       1
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Net income                  $   53.8  $   50.8   $   93.1  $   68.6

Net income increased 6% or $3.0 and 36% or $24.5 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to higher operating revenues resulting from continued customer growth, partially offset by increased depreciation expense. The six month increase is also due to lower operating expenses related to decreased labor and benefit costs and data processing charges.

  OPERATING REVENUES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Local network services      $  155.3  $  146.8   $  307.0  $  290.3
     Network access services        110.5     111.8      225.3     219.8
     Long distance services          21.0      20.3       41.6      41.2
     Equipment sales & services      26.9      23.8       54.9      49.2
     Other                           38.3      39.0       44.8      44.4
       Total operating revenues  $  352.0  $  341.7   $  673.6  $  644.9


Operating revenues increased 3% or $10.3 and 4% or $28.7 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 6% or $8.5 and 6% or $16.7 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The number of access lines increased 5% for the three and six months ended June 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $3.0 and $7.3, respectively. The three and six month increases are also due to a $1.4 and $3.1 growth in revenues from enhanced custom calling features, a $1.0 and $1.9 growth in Private Line revenue and a $1.6 and $3.0 growth in revenues from Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one phone line.





                                       2
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Network access services revenues decreased 1% or $1.3 for the three months and increased 3% or $5.5 for the six months ended June 30, 1995, compared to the same periods in 1994. The three month decrease is primarily due to a $3.6 reduction in interstate access revenues associated with price changes, partially offset by $2.8 of additional revenues generated from a 3% increase in minutes of use. The year-to-date increase is primarily due to an 8% increase in minutes of use, which generated additional revenues of $13.5, and a $3.4 increase in end user access charge revenues. The year-to-date increase is partially offset by a $7.2 reduction in interstate access revenues associated with price changes and $4.6 of unfavorable interstate access settlements.

Equipment sales and services revenues increased 13% or $3.1 and 12% or $5.7 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The three and six month increases are primarily due to a $1.6 and $2.4 increase in revenues derived from sales of Personal Secretary (Trademark) voice messaging services and a $1.1 and $2.6 increase in data wire equipment sales, respectively.


  OPERATING EXPENSES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Operating expenses          $  250.3  $  245.0   $  492.1  $  505.5

Operating expenses increased 2% or $5.3 for the three months and decreased 3% or $13.4 for the six months ended June 30, 1995, compared to the same periods in 1994. The year-to-date decrease is primarily due to lower marketing, selling, general and administrative costs, which reflects the favorable effects of ongoing cost-reduction programs from process re-engineering activities, partially offset by higher depreciation costs.

The three month increase is primarily due to increased depreciation costs of $5.8, primarily related to higher plant balances, a $0.8 increase in rental costs, and a $2.6 increase in expenses from shared facilities. Also contributing to the three month increase are higher material and postage costs of $2.6 and higher costs of $1.2 associated with uncollectible interexchange carrier receivables. These increases are partially offset by a $7.1 decrease in data processing charges and a $5.5 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.







                                       3
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


The year-to-date decrease is primarily due to the $5.5 settlement gain mentioned above, an $11.5 decrease in data processing charges, an $8.2 decrease in labor and benefit costs, a $4.4 decrease in digital switching software upgrades, and a $2.4 decrease in charges related to unbillable calling card calls. These decreases are partially offset by a $4.0 increase in rental costs, a $3.7 increase in expenses from shared facilities, higher costs of $1.2 associated with uncollectible interexchange carrier receivables and a $10.0 increase in depreciation costs, primarily related to higher plant balances and other non-recurring adjustments. Also offsetting the six month decrease is $3.7 of higher material and postage costs.

  OTHER DEDUCTIONS

Income taxes were $31.4 for the three months and $56.1 for the six months ended June 30, 1995 compared to $30.1 and $40.3 for the same periods in 1994. Income taxes increased 4% or $1.3 and 39% or $15.8 for the three and six months ended June 30, 1995, as compared to the same periods in 1994. These increases are primarily due to corresponding increases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at June 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first six months of 1995 was cash from operations of $191.7 compared to $231.8 for the same period in 1994. The year-to-year decrease in cash from operations is primarily the result of an increase in working capital, partially offset by improved results from operations.

The Company's capital expenditures during the first six months of 1995 were $127.3 compared to $110.6 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including Video Connect (service mark) services (an interactive and broadcast video product utilized in the broadcast, educational and business markets), broadband digital services and switched digital services. In 1995, construction costs are expected to increase from $274.0 of capital expenditures incurred during 1994, reflecting the Company's expanding network and the replacement of outdated technologies with digital switches and fiber optic networks.

                                       4
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Cash used in financing activities was $64.6 during the first six months of 1995 compared to $122.5 for the same period in 1994. This included dividend payments of $72.2 in the first six months of 1995 compared to $13.6 for the same period in 1994 and short-term debt payments of $38.0 and $104.0 in the first six months of 1995 and 1994, respectively. The Company retired $19.8 of long-term debt during the first six months of 1995 compared to less than one million for the same period in 1994. In
May 1995, the Company received a capital contribution of $50.0 from GTE to improve the Company's financial leverage.


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

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $68.2 have been made since inception of the re-engineering plan, including $24.7 during the first six months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $126.1 remains in the restructuring reserve, of which $57.1 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 4.0% productivity factor for use in the 1995-1996 tariff year. The Company must share with customers 50% of returns over a 12.25% ROR and up to a 13.25% ROR, and share with customers 100% of returns over a 13.25% ROR. Since the Company's access fees are priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $30.2, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $13.4, annually. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.



                                       5
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Pasco and Pinellas Counties, Florida. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.

On January 21, 1993, the Florida Public Service Commission (FPSC) issued an order effective January 6, 1993 to reduce rates $14.5. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the Commission lowered the rate reduction by $0.8. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the Commission should not have made a $4.8 adjustment for expenses associated with affiliate transactions and remanded this issue to the Commission. On
April 3, 1995, the Commission approved a $4.8 increase to certain local rates, effective May 2, 1995. However, the FPSC did not approve a surcharge to recover lost revenues of approximately $11.0 for the period that the wrongful decision was in effect. On May 25, 1995, the Company filed an appeal of the surcharge issue with the Florida Supreme Court. Briefs were filed with the Supreme Court on August 3, 1995. An expected decision date is unknown at this time.

Effective July 1, 1995, the Florida Legislature passed a bill which replaces earnings regulation with price regulation and opens the local exchange to competition. The Company will become subject to price regulation effective either January 1, 1996, or when an alternative LEC is certified to provide local service in the Company's territory, whichever is later. It is anticipated that alternative LECs will begin the certification process in the near future, thus making the Company subject to price regulation on January 1, 1996. Under the price regulation provisions, basic service, multi-line business local exchange service and intrastate access rates are capped for three years, until January 1, 1999. Basic service rates can continue to be capped for an additional two years if the level of competition does not justify elimination of the cap. Subsequent to the price cap period, prices for basic services can be increased by an inflation factor (measured by GDP-PI) less 1% annually. Rates for non-basic services, defined as services other than basic, interconnection and network access, can increase by up to 6% per year if no competition exists and up to 20% if there is more than one certified


                                        6
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


provider of the service. Additionally, intrastate access rates that are higher than interstate access rates must be reduced by at least 5% annually until parity with 1994 interstate rates is attained. Other provisions of this legislation include the following: (1) interconnection prices, terms and conditions will be negotiated between the companies, with the FPSC to resolve the matter if an agreement cannot be reached; (2) LECs must unbundle services to the extent that it is technically and economically feasible; (3) LECs retain carrier of last resort responsibility until January 1, 2000; (4) lifeline funding, which is designed to support low income customers, is required, of which the Company is expected to fund approximately $3.0 annually; (5) a temporary number portability solution must be implemented by January 1, 1996; and (6) LECs subject to price regulation are allowed to set their own depreciation rates.

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







                                       7
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                  June 30,     December 31,
                                                    1995           1994
                                                  (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                          $    10,303    $    10,527
  Accounts and notes receivable, less allowances
    of $20,663 and $19,737, respectively            277,821        301,231
  Materials and supplies                             18,885         15,713
  Prepayments and other                              11,962         19,365
    Total current assets                            318,971        346,836








PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                   3,876,341      3,781,735
  Accumulated depreciation                       (1,337,586)    (1,229,633)
    Net property, plant and equipment             2,538,755      2,552,102








OTHER ASSETS                                        109,055         91,317







  TOTAL ASSETS                                  $ 2,966,781    $ 2,990,255





See Notes to Condensed Consolidated Financial Statements.




                                       8
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  June 30,     December 31,
                                                    1995           1994
                                                   (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities $   157,185    $   137,508
  Accounts payable                                   87,729        117,191
  Accrued taxes                                      28,041         32,073
  Accrued payroll and vacations                      35,671         40,466
  Accrued interest                                    8,465          8,911
  Accrued dividends                                  44,800         43,669
  Accrued restructuring costs and other              94,676         94,224
    Total current liabilities                       456,567        474,042



LONG-TERM DEBT                                      659,954        729,754




RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             388,970        381,035
  Employee benefit obligations                       98,835         75,762
  Restructuring costs and other                      94,316        131,303
    Total reserves and deferred credits             582,121        588,100




SHAREHOLDERS' EQUITY:
  Preferred stock                                    60,096         60,096
  Common stock                                      585,000        585,000
  Other capital (Note 2)                             50,289            289
  Reinvested earnings                               572,754        552,974
    Total shareholders' equity                    1,268,139      1,198,359




  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,966,781    $ 2,990,255


See Notes to Condensed Consolidated Financial Statements.




                                       9

                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                          June 30,
                                                    1995           1994
                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    93,147    $    68,587
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                 141,409        131,408
      Deferred income taxes and investment
        tax credits                                  11,718         19,419
      Provision for uncollectible accounts           13,934         11,795
      Changes in current assets and
        current liabilities                         (64,734)       (18,852)
      Other - net                                    (3,774)        19,446
      Net cash from operating activities            191,700        231,803


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (127,301)      (110,573)
      Cash used in investing activities            (127,301)      (110,573)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                 272             --
  Long-term debt retired                            (19,817)           (71)
  Dividends paid to shareholders                    (72,236)       (13,590)
  Capital contribution from GTE                      50,000             --
  Net change in affiliate notes                      15,191         (4,845)
  Decrease in short-term debt                       (38,033)      (103,995)
      Net cash used in financing activities         (64,623)      (122,501)


  Decrease in cash                                     (224)        (1,271)

  Cash at beginning of period                        10,527          6,688

  Cash at end of period                         $    10,303    $     5,417







See Notes to Condensed Consolidated Financial Statements.



                                      10
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) On May 26, 1995, the Company received from GTE an infusion of $50.0 million in the form of additional paid-in capital to improve the Company's financial leverage.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

































                                       11
                   GTE FLORIDA INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the second quarter of 1995.











































                                      12
                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                   GTE FLORIDA INCORPORATED
                                                          (Registrant)






Date:  August 8, 1995                           WILLIAM M. EDWARDS, III
                                                WILLIAM M. EDWARDS, III
                                                        Controller
                                                 (Chief Accounting Officer)































                                      13