Form 10-Q
period 1995-09-30
GTE FLORIDA INC
filed 1995-11-01
CIK 40865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the period ended            September 30, 1995
                    ------------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:       1- 3090
                       ---------------------------------------------------------

                           GTE FLORIDA INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                        59-0397520
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I. R. S. Employer
  Incorporation or organization)                        Identification No.)


  600 Hidden Ridge, HQE04B12 - Irving, Texas                     75038
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code            214-718-5600
                                                  ------------------------------


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES     X           NO
                                                --------           --------

The Company had 23,400,000 shares of $25 par value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.    FINANCIAL INFORMATION

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                  ----------------------    -----------------------
                                                    1995          1994         1995          1994
                                                  ---------    ---------    ----------    ---------
                                                               (Thousands of Dollars)
Operating revenues:
Local network services                           $ 154,488    $ 143,724    $  461,467     $ 434,050
Network access services                            110,779      100,854       336,104       320,624
Long distance services                              20,487       19,626        62,112        60,796
Equipment sales and services                        27,624       26,183        82,528        75,425
Other                                               25,447       27,109        70,207        71,546
                                                 ---------    ---------    ----------     ---------
                                                   338,825      317,496     1,012,418       962,441
                                                 ---------    ---------    ----------     ---------
Operating expenses:
Cost of sales and services                         146,959      141,941       408,278       415,841
Depreciation and amortization                       75,271       69,704       216,680       201,112
Selling, general and administrative                 48,548       48,166       138,567       148,186
                                                 ---------    ---------    ----------     ---------
                                                   270,778      259,811       763,525       765,139
                                                 ---------    ---------    ----------     ---------
Net operating income                                68,047       57,685       248,893       197,302
                                                 ---------    ---------    ----------     ---------

Interest expense - net                              16,423       14,849        48,022        45,596
                                                 ---------    ---------    ----------     ---------
Income before income taxes                          51,624       42,836       200,871       151,706

Income taxes                                        19,850       15,886        75,950        56,169
                                                 ---------    ---------    ----------     ---------
Net income                                       $  31,774    $  26,950    $  124,921     $  95,537
                                                 =========    =========    ==========     =========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                     -----------------------          ------------------------
                                                      1995            1994             1995              1994
                                                     -------         -------          -------          -------
Net income                                            $31.8            $27.0           $124.9            $95.5


Net income increased 18% or $4.8 and 31% or $29.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to higher operating revenues resulting from continued customer growth, partially offset by increased depreciation expense. The nine month increase is also due to lower operating expenses related to decreased labor and benefit costs and data processing charges.

    OPERATING REVENUES

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                    ------------------------        --------------------------
                                                     1995             1994            1995              1994
                                                    -------          -------        ---------         --------
Local network services                              $ 154.5          $ 143.7         $  461.5          $ 434.1
Network access services                               110.8            100.9            336.1            320.6
Long distance services                                 20.5             19.6             62.1             60.8
Equipment sales & services                             27.6             26.2             82.5             75.4
Other                                                  25.4             27.1             70.2             71.5
                                                    -------          -------         --------          -------
     Total operating revenues                       $ 338.8          $ 317.5         $1,012.4          $ 962.4

Operating revenues increased 7% or $21.3 and 5% or $50.0 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 8% or $10.8 and 6% or $27.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The number of access lines increased 4% for the three and nine months ended September 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $3.5 and $10.8, respectively. The three and nine month increases are also due to a growth of $1.5 and $4.6 in revenues from enhanced custom calling features, a growth of $1.7 and $3.0 in revenues from operator services, a growth of $0.6 and $2.5 in private line revenue and a growth of $1.2 and $4.2 in revenues from Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one phone line.

Network access services revenues increased 10% or $9.9 and 5% or $15.5 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month increases are primarily due to a 7% increase in minutes of use, which generated additional revenues of $5.3 and $18.8, respectively. The three and nine month increases are also due to the net effect of the May and August 1995 interstate

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


rate changes that resulted in additional revenues of $5.8 and $8.3 associated with the FCC Price Cap, as mentioned in Other Matters, partially offset by $3.4 and $10.6 of lower interstate access revenues associated with the affiliate audit price reductions. The nine month increase is also partially offset by $4.6 of unfavorable interstate access settlements.

Long distance services increased 5% or $0.9 and 2% or $1.3 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month increases are primarily due to a $0.7 and $1.2 growth in Business Line 800 services.

Equipment sales and services revenues increased 5% or $1.4 and 9% or $7.1 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month increases are primarily due to a $1.3 and $3.7 increase in revenues derived from sales of Personal Secretary voice messaging services. The nine month increase is also due to a $2.5 growth in Radio Paging.

Other operating revenues decreased 6% or $1.7 and 2% or $1.3 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily due to a $1.8 and $4.1 increase in the provision for uncollectibles. The nine month decrease is partially offset by a $1.9 increase in cellular operator services and a $0.9 growth in DataBase 800 services.

    OPERATING EXPENSES

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                    ------------------------          -----------------------
                                                     1995             1994             1995             1994
                                                    ------           -------          ------           ------
Operating expenses                                   $270.8           $259.8           $763.5           $765.1

Operating expenses increased $11.0 for the three months and decreased $1.6 for the nine months ended September 30, 1995, compared to the same periods in 1994. The three month increase is primarily due to increased depreciation costs of $5.6, a $10.5 increase in digital switching software fees, a $4.1 increase in operating taxes and $1.4 of higher charges associated with uncollectible interexchange carrier receivables. These increases are partially offset by a $3.8 decrease in material purchases, a $1.7 decrease in charges related to unbillable calling card calls and $5.9 in nonrecurring unfavorable settlement activities recorded in the third quarter of 1994.

The year-to-date decrease is primarily due to lower cost of sales and services and selling, general and administrative costs, reflecting the favorable effects of ongoing cost-reduction programs from process re-engineering activities, partially offset by higher depreciation costs. The year-to-date decrease is primarily due to a $12.1 decrease in data processing charges, a $4.6 decrease in labor and benefit costs, a $4.1 decrease in charges related to unbillable calling card calls and a $5.5 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans. The nine month decrease is also due to $7.9 in nonrecurring unfavorable settlement activities recorded in the second and third quarters of 1994. These decreases are partially offset by a $15.6 increase in depreciation costs, primarily related to higher plant balances and other non-recurring adjustments, a $4.1 increase in operating taxes, a $2.3 increase in rental costs and $2.6 of higher charges associated with uncollectible interexchange carrier receivables. Also offsetting the nine month decrease is $6.1 of higher digital switching software fees and a $1.6 increase in advertising costs.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


  OTHER DEDUCTIONS

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                     ----------------------            -----------------------
                                                      1995            1994              1995            1994
                                                     ------          ------            ------          -------
Interest expense - net                                $16.4            $14.8            $48.0            $45.6
Income taxes                                           19.9             15.9             76.0             56.2

Interest expense - net increased 11% or $1.6 and 5% or $2.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month increases are primarily due to higher average commercial paper borrowings, accompanied by higher short-term borrowing rates.

Income taxes increased 25% or $4.0 and 35% or $19.8 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to corresponding increases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at September 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first nine months of 1995 was cash from operations of $333.5 compared to $356.3 for the same period in 1994. The year-to-year decrease in cash from operations is primarily the result of an increase in working capital, partially offset by improved results from operations. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first nine months of 1995 were $198.6 compared to $167.8 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including Video Connect (service mark) services (an interactive and broadcast video product utilized in the broadcast, educational and business markets), broadband digital services and switched digital services. In 1995, construction costs are expected to increase from $274.0 of capital expenditures incurred during 1994, reflecting the Company's expanding network and the replacement of outdated technologies with digital switches and fiber optic networks.

Cash used in financing activities was $135.4 during the first nine months of 1995 compared to $193.2 for the same period in 1994. This included dividend payments of $117.6 in the first nine months of 1995 compared to $46.6 for the same period in 1994 and a reduction in short-term debt of $53.6 and $136.7 in the first nine months of 1995 and 1994, respectively. The Company retired $19.6 of long-term debt during the first nine months of 1995 compared to $0.4
for the same period in 1994.   In May 1995, the Company received a capital
contribution of $50.0 from GTE to improve the Company's financial position. In October 1995, the Company issued $100.0 of 7 1/4% Debentures, due 2025, to reduce short-term debt and fund future capital expenditures.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $194.3, which reduced net income by $119.7, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $80.1 have been made since inception of the re-engineering plan, including $36.6 during the first nine months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with workforce reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re- engineering plan as originally reported. As of September 30, 1995, $114.2 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 4.0% productivity factor for use in the 1995- 1996 tariff year. The Company must share with customers 50% of returns over a 12.25% ROR and up to a 13.25% ROR, and share with customers 100% of returns over a 13.25% ROR. Since the Company's access fees are priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $30.2, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $13.4, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of local exchange carriers' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber optic and coaxial-cable video network in four markets, including Pasco and Pinellas Counties, Florida. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval. Construction was initiated in the third quarter of 1995 with full deployment occurring over the next two to three years.

On January 21, 1993, the Florida Public Service Commission (FPSC) issued an order effective January 6, 1993 to reduce rates $14.5. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the FPSC lowered the rate

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


reduction by $0.8. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the Commission should not have made a $4.8 adjustment for expenses associated with affiliate transactions and remanded this issue to the Commission. On April 3, 1995, the Commission approved a $4.8 increase to certain local rates, effective May 2, 1995. However, the FPSC did not approve a surcharge to recover lost revenues of approximately $11.0 for the period that the wrongful decision was in effect.
On May 25, 1995, the Company filed an appeal of the surcharge issue with the Florida Supreme Court. Briefs were filed with the Supreme Court on August 3, 1995. Oral arguments are scheduled for December 5, 1995. An expected decision date is unknown at this time.

On February 13, 1995, the FPSC ordered implementation of intraLATA 1+ presubscription which will allow customers to choose their primary carrier for short haul toll calls. Currently, the local phone company carries all short haul toll calls when the customer dials one plus the called number. In the future, the customer will be able to choose the local phone company, or other company, to carry these calls. The Company is required to complete all necessary system changes to implement the order by the end of 1997. The Company is entitled to recover the implementation costs over three years via a separate LEC-specific rate applied to all origination interLATA access minutes of use. Tariffs were filed on June 27, 1995, but have been suspended until a decision is issued on the appeal and motion for stay explained below.
Quarterly progress reports are required to monitor costs and recovery. If the Company fully recovers its costs before the end of three years, it must file a tariff eliminating the rate element. Any over-recovery is to be returned to the interexchange carriers (IXCs) within three months of full cost recovery. The Company filed an appeal and motion for stay with the Florida Supreme Court on August 31, 1995 regarding this order. The Florida Supreme Court issued a ruling on October 10, 1995, suspending the proceedings pending outcome of GTE's filing with the U. S. District Court for the District of Columbia requesting lifting of the 1984 Consent Decree.

Effective July 1, 1995, the Florida Legislature passed a bill which replaces earnings regulation with price regulation and opens the local exchange to competition. The Company will become subject to price regulation effective either January 1, 1996, or when an alternative LEC is certified to provide local service in the Company's territory, whichever is later. It is anticipated that alternative LECs will begin the certification process in the near future, thus making the Company subject to price regulation on January 1, 1996. Under the price regulation provisions, basic service, multi-line business local exchange service and intrastate access rates are capped for three years, until January 1, 1999. Basic service rates can continue to be capped for an additional two years if the level of competition does not justify elimination of the cap. Subsequent to the price cap period, prices for basic services can be increased by an inflation factor (measured by GDP-PI) less 1% annually. Rates for non-basic services, defined as services other than basic, interconnection and network access, can increase by up to 6% per year if no competition exists and up to 20% if there is more than one certified provider of the service. Additionally, intrastate access rates that are higher than interstate access rates must be reduced by at least 5% annually until parity with 1994 interstate rates is attained. The estimated impact to the Company is
$3.5 annually.   Other provisions of this legislation include the following:
(1) interconnection prices, terms and conditions will be negotiated between the companies, with the FPSC to resolve the matter if an agreement cannot be reached; (2) LECs must unbundle services to the extent that it is technically and economically feasible; (3) LECs retain carrier of last resort responsibility until January 1, 2000; (4) lifeline funding, which is designed to support low income customers, is required, of which the Company is expected to fund approximately $3.0 annually; (5) a temporary number portability solution must be implemented by January 1, 1996; and (6) LECs subject to price regulation are allowed to set their own depreciation rates.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $300 and $400. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                             September 30,         December 31,
                                                                                1995                  1994
                                                                             --------------       --------------
                                                                                  (Thousands of Dollars)
Current assets:
Cash                                                                        $    10,041           $    10,527
Accounts and notes receivable, less allowances of
$22,556 and $19,737, respectively                                               273,794               301,231
Materials and supplies                                                           19,244                15,713
Prepayments and other                                                            14,906                19,365
                                                                            -----------           -----------
Total current assets                                                            317,985               346,836
                                                                            -----------           -----------




Property, plant and equipment:
Original cost                                                                 3,929,385             3,781,735
Accumulated depreciation                                                     (1,393,813)           (1,229,633)
                                                                            -----------           -----------
Net property, plant and equipment                                             2,535,572             2,552,102
                                                                            -----------           -----------




Prepaid pension costs                                                            87,930                63,224
                                                                            -----------           -----------




Other assets                                                                     29,279                28,093
                                                                            -----------           -----------




Total assets                                                                $ 2,970,766           $ 2,990,255
                                                                            ===========           ===========

See Notes to Condensed Consolidated Financial Statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              September 30,          December 31,
                                                                                  1995                   1994
                                                                              -------------          ------------
                                                                                    (Thousands of Dollars)
Current liabilities:
Short-term debt, including current maturities                                  $   71,195            $  137,508
Accounts payable                                                                   82,985               117,191
Accrued taxes                                                                      44,674                32,073
Accrued payroll and vacations                                                      42,572                40,466
Accrued interest                                                                   14,859                 8,911
Accrued dividends                                                                  33,180                43,669
Accrued restructuring costs and other                                             109,169                94,224
                                                                               ----------            ----------
Total current liabilities                                                         398,634               474,042
                                                                               ----------            ----------



Long-term debt                                                                    724,123               729,754
                                                                               ----------            ----------


Reserves and deferred credits:
Deferred income taxes                                                             397,903               381,035
Employee benefit obligations                                                      106,517                75,762
Restructuring costs and other                                                      77,376               131,303
                                                                               ----------            ----------
Total reserves and deferred credits                                               581,796               588,100
                                                                               ----------            ----------



Shareholders' equity:
Preferred stock                                                                    60,096                60,096
Common stock                                                                      585,000               585,000
Other capital (Note 2)                                                             50,289                   289
Reinvested earnings                                                               570,828               552,974
                                                                               ----------            ----------
Total shareholders' equity                                                      1,266,213             1,198,359
                                                                               ----------            ----------



Total liabilities and shareholders' equity                                     $2,970,766            $2,990,255
                                                                               ==========            ==========


See Notes to Condensed Consolidated Financial Statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                             --------------------------------
                                                                               1995                   1994
                                                                             ---------              ---------
                                                                                  (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  124,921             $   95,537
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                                  216,680                201,112
Deferred income taxes                                                           25,116                 23,544
Provision for uncollectible accounts                                            18,914                 15,585
Changes in current assets and current liabilities                              (50,262)                23,581
Other - net                                                                     (1,885)                (3,087)
                                                                            ----------             ----------
Net cash from operating activities                                             333,484                356,272
                                                                            ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (198,609)              (167,759)
                                                                            ----------             ----------
Cash used in investing activities                                             (198,609)              (167,759)
                                                                            ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt retired                                                         (19,590)                  (399)
Dividends paid to shareholders                                                (117,556)               (46,604)
Capital contribution from GTE                                                   50,000                    - -
Net change in affiliate notes                                                    5,385                 (9,468)
Decrease in short-term debt                                                    (53,600)              (136,698)
                                                                            ----------             ----------
Net cash used in financing activities                                         (135,361)              (193,169)
                                                                            ----------             ----------

Decrease in cash                                                                  (486)                (4,656)

Cash at beginning of period                                                     10,527                  6,688
                                                                            ----------             ----------
Cash at end of period                                                       $   10,041             $    2,032
                                                                            ==========             ==========

See Notes to Condensed Consolidated Financial Statements.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN MILLIONS)


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

(2) On May 26, 1995, the Company received from GTE an infusion of $50.0 in the form of additional paid-in capital to improve the Company's financial position.

(3) In October 1995, the Company issued $100.0 of 7 1/4% Debentures, due 2025. The net proceeds from the sale of the Debentures, exclusive of accrued interest, will be applied toward the repayment of short-term borrowings incurred for the purpose of financing the Company's construction program and fund future capital expenditures. As of September 30, 1995, the Company had $63.7 of outstanding commercial paper. In accordance with Statement of Financial Accounting Standards No. 6 "Classification of Short-Term Obligations Expected to Be Refinanced", the condensed consolidated balance sheet as of September 30, 1995 reflects this commercial paper as long-term debt.

(4) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $300 and $400. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

(5) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits required by Item 601 of Regulation S-K.

                 (3-1) Amended Articles of Incorporation (Exhibit 3-1 of the September 30, 1995 Form 10-Q, File No. 1-3090).

                 (3-2) Amended By-Laws (Exhibit 3-2 of the September 30, 1995 Form 10-Q, File No. 1-3090).

                 (12) Statement of Consolidated Ratio of Earnings to Fixed Charges.

                 (27)    Financial Data Schedule.

         (b) GTE Florida Incorporated filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events". No financial statements were filed with this report. The Company also filed a report on Form 8-K dated October 11, 1995 under Item 7 "Financial Statements and Exhibits", which included computations of the Company's consolidated ratios of earnings to fixed charges.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                   GTE FLORIDA INCORPORATED
                                                   ------------------------
                                                          (Registrant)



Date:   October 31, 1995                            William M. Edwards, III
     -----------------------                    -------------------------------
                                                    William M. Edwards, III
                                                         Controller
                                                   (Chief Accounting Officer)

                               INDEX TO EXHIBITS

  Exhibit
    No.                        Description
  -------                      -----------
  (3-1) Amended Articles of Incorporation (Exhibit 3-1 of the September 30, 1995 Form 10-Q, File No. 1-3090).

  (3-2) Amended By-Laws (Exhibit 3-2 of the September 30, 1995 Form 10-Q, File No. 1-3090).

  (12)            Statement of Consolidated Ratio of Earnings to Fixed
                  Charges.

  (27)            Financial Data Schedule.