Form 10-K405
period 1995-12-31
GTE FLORIDA INC
filed 1996-03-28
CIK 40865

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                        December 31, 1995
                                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission File Number                                1-3090

                            GTE FLORIDA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          FLORIDA                                         59-0397520
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                 75038
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code                 214-718-5600

Securities registered pursuant to Section 12(b) of the act:

                                                  NAME OF EACH EXCHANGE ON

                  TITLE OF EACH CLASS                 WHICH REGISTERED

$1.30 CUMULATIVE PREFERRED, SERIES B              NEW YORK STOCK EXCHANGE
$1.25 CUMULATIVE PREFERRED                        NEW YORK STOCK EXCHANGE
8.16% CUMULATIVE PREFERRED                        NEW YORK STOCK EXCHANGE
FIRST MORTGAGE BONDS - 7 1/2% - SERIES O          AMERICAN STOCK EXCHANGE

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
                                                    YES X   NO
                                                       ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ---

THE COMPANY HAD 23,400,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS
Item                                                                                     Page
Part I

       1.     Business                                                                     1
       2.     Properties                                                                   4
       3.     Legal Proceedings                                                            4
       4.     Submission of Matters to a Vote of Security Holders                          4
Part II

       5.     Market for the Registrant's Common Equity and Related
              Shareholder Matters                                                          5
       6.     Selected Financial Data                                                      6
       7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7
       8.     Financial Statements and Supplementary Data                                 14
       9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                         35
Part III
      10.     Directors and Executive Officers of the Registrant                          36
      11.     Executive Compensation                                                      39
      12.     Security Ownership of Certain Beneficial Owners and Management              47
      13.     Certain Relationships and Related Transactions                              48

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             49

PART I

Item 1.  Business

GTE Florida Incorporated (the Company) (formerly General Telephone Company of Florida, formerly Peninsular Telephone Company) was incorporated on June 20, 1901, as a corporation for profit pursuant to the general corporation laws of the state of Florida. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

The Company has a wholly-owned subsidiary, GTE Communications Corporation (GTECC). GTECC markets telecommunications customer premise equipment and other products and services. In addition, the accounts of Televac, Inc. (Televac), a wholly-owned subsidiary of GTE Corporation (GTE) and a special-purpose entity which purchased the Company's customer and other accounts receivable, have also been consolidated with the Company.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's exchanges within the central-west coast Florida market area. InterLATA service to other points in and out of Florida is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance services. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1995, the Company served 2,262,748 access lines in its service territories.

At December 31, 1995, the Company had 7,508 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all hourly employees. The current agreement between the Company and the IBEW expires in July 1996 and the agreement between GTECC and the IBEW expires in May 1998.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers (CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(sm), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Florida. In addition, eight states, including Florida, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity directed toward changing the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $194.3 million re-engineering program. Since the program began in 1994, costs of $92.4 million have been charged to the restructuring reserve -- $58.4 million related to customer service processes, $10 million related to administrative processes and $24 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the video distribution business through an open video platform arrangement or via a standard cable television operation. The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations. The FCC will begin the process of formulating rules with respect to the open video platform arrangement which will govern provision of such services. In addition, the FCC has opened two rulemakings to evaluate its cable and telephone home-wiring rules and other technical standards to reflect the growing convergence of the telephone and cable industries.

In May 1995, GTE obtained approval from the FCC and began construction of its video dialtone network in the Clearwater, Florida area. The network is scheduled to begin delivery of video services to customers in 1996.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Tampa, Florida, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites". GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the Florida counties of Hillsborough, Manatee, Pasco, Pinellas, Polk and Sarasota, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $1.4 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 35% of gross plant of $3.9 billion at December 31, 1995.

In response to recently enacted and pending legislation and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included elsewhere herein for further detail.

Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).

SHAREHOLDER SERVICES

The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

-        Account information
-        Dividends
-        Market prices
-        Transfer instructions
-        Statements and reports
-        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Mail Stop 45-02-60
         Boston, MA 02205-9121

For overnight delivery services, use the following address:

         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource: http://www.gte.com

Item 6.  Selected Financial Data

GTE Florida Incorporated and Subsidiary

                                                                  Years Ended December 31,
                                              -----------------------------------------------------------------
Selected Income Statement Items (a)               1995         1994        1993(b)        1992         1991
                                              -----------------------------------------------------------------
                                                                   (Thousands of Dollars)

Revenues and sales                           $ 1,401,948    $1,327,133   $ 1,246,531    $1,286,725   $1,244,453
Operating costs and expenses                   1,058,263     1,040,478     1,210,721       947,803      955,371
                                             -----------    ----------   -----------    ----------   ----------

Operating income                                 343,685       286,655        35,810       338,922      289,082
Interest - net                                    63,600        60,233        67,961        74,209       77,645
Income taxes (benefit)                           104,612        86,167       (16,924)       98,789       64,162
                                             -----------    ----------   -----------    ----------   ----------
Income (loss) before extraordinary charges       175,473       140,255       (15,227)      165,924      147,275
Extraordinary charges (c)                       (378,641)         --         (19,751)         --           --
                                             -----------    ----------   -----------    ----------   ----------
Net income (loss)                            $  (203,168)   $  140,255   $   (34,978)   $  165,924   $  147,275
                                             ===========    ==========   ===========    ==========   ==========
Dividends declared on common stock           $   137,357    $  110,504   $    70,017    $  110,788   $  114,284
Dividends declared on preferred stock              4,258         4,264         4,258         4,257        4,259
---------------------------------------------------------------------------------------------------------------

                                                                     As of December 31,
                                              -----------------------------------------------------------------
Selected Balance Sheet Items                      1995         1994          1993         1992         1991
                                              -----------------------------------------------------------------
                                                                   (Thousands of Dollars)

Property, plant and equipment, net (c)          $1,949,598    $2,552,102   $2,564,383   $2,557,031   $2,537,176
Total assets                                     2,444,771     2,990,255    2,963,152    2,884,912    2,796,729
Long-term debt                                     785,155       729,754      747,946      782,843      804,165
Shareholders' equity                               903,576     1,198,359    1,172,872    1,282,125    1,231,246
--                                            -----------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) Operating income in 1993 includes a $194.3 million pre-tax charge for restructuring costs which reduced net income by $119.7 million.

(c) See Note 2 to the consolidated financial statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in Millions)

BUSINESS OPERATIONS

GTE Florida Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local- exchange, network access and toll services in 24 exchanges on the central-west coast of Florida. At December 31, 1995, the Company served 2,262,748 access lines in its service territories.

RESULTS OF OPERATIONS

                                             Years Ended December 31,
                                 -------------------------------------------------
                                      1995             1994              1993
                                 --------------   --------------    --------------
         Net income (loss)       $      (203.2)   $        140.3    $       (35.0)


The net loss for 1995 includes an extraordinary after-tax charge of $374.3 for the discontinuance of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995 and an extraordinary after-tax charge of $4.3 related to the early retirement of debt. Excluding these charges, net income increased 25% or $35.1 in 1995. This increase is primarily due to higher revenues and sales resulting from continued customer growth, partially offset by increased operating costs and expenses associated with video deployment and higher depreciation costs.

Net income for 1993 includes one-time after-tax charges totaling $142 to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt. Excluding these special items, net income increased 31% or $33 in 1994. The 1994 increase is primarily the result of increased revenues and sales and decreased interest expense as a result of refinancing high-coupon debt, partially offset by higher operating costs and expenses.

  REVENUES AND SALES

                                                                     Years Ended December 31,
                                                         -------------------------------------------------
                                                              1995             1994              1993
                                                         --------------   --------------    --------------
         Local services                                  $        615.6   $        578.5    $        537.5
         Network access services                                  456.1            427.1             406.2
         Toll services                                             80.8             82.0              74.6
         Other services and sales                                 249.4            239.5             228.2
                                                         --------------   --------------    --------------
             Total revenues and sales                    $      1,401.9   $      1,327.1    $      1,246.5

Total revenues and sales increased 6% or $74.8 and 6% or $80.6 in 1995 and 1994, respectively.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 6% or $37.1 and 8% or $41 in 1995 and 1994, respectively. The number of access lines increased by 4% in 1995, which generated additional revenues of $15.6. The 1995 increase is also due to a $5.7 increase in revenues from enhanced customer calling features, a $2.5 growth in private line revenue, a $2.8 growth in revenues from operator services and a $6.4 growth in new services revenues, including Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one phone line. The 1994 increase is due to customer growth experienced through access line gains of 7%, increased Centranet(R) sales, increased revenues from enhanced custom calling features and an expansion of local calling zones in April 1994 with a related decrease reflected in toll revenues.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local- exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Network access service revenues increased 7% or $29 and 5% or $20.9 in 1995 and 1994, respectively. The 1995 increase is primarily due to an 8% increase in minutes of use, which generated additional revenues of $25, and a $6.3 increase in end user access charge revenues. The increase is also due to the net effect of the May and August 1995 interstate rate changes that resulted in additional revenues of $13.1 associated with the FCC Price Cap, as mentioned in Note 11 of the consolidated financial statements included in Item 8. These increases are partially offset by $14.1 of lower interstate access revenues associated with the affiliate audit price reductions and a $2.5 decrease related to a reduction in Universal Service Fund support payments received from the National Exchange Carrier Association (NECA). The 1994 increase is primarily due to a 10% increase in access minutes of use, partially offset by the reduction of rates to achieve more competitive pricing. The 1994 increase is also slightly offset by the final phase out of transitional support payments received from NECA. As of April 1, 1993, the Company no longer receives transitional support funds and has begun making long-term support payments to NECA as required by the Federal Communications Commission (FCC).

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA). Toll service revenues decreased 1% or $1.2 in 1995 and increased 10% or $7.4 in 1994, respectively. The 1995 decrease is primarily due to a $1.3 decline in toll usage. The 1994 increase is primarily due to increased toll usage. The expansion of local calling zones, which attributed to the increase in local service revenues as mentioned above, partially offset the 1994 increase.

Other services and sales revenues increased 4% or $9.9 and 5% or $11.3 in 1995 and 1994, respectively. The 1995 increase is primarily due to a $5.2 increase in revenues derived from sales of Personal Secretary voice messaging services, a $3.8 growth in Radio Paging, a $2.9 increase in cellular operator services, a $1.7 growth in directory revenues, a $1.1 growth in revenues derived from DataBase 800 services and a $1 increase in billing and collection services revenue. These increases are partially offset by a $6.1 decrease in equipment sales. The 1994 increase is primarily due to increased sales of single-line telephones, Personal Secretary voice messaging services, Radio Paging and installation and sales of wiring and stand alone premise equipment. Rent revenue of single-line telephones and Radio Paging also contributed to the 1994 increase. The 1994 increase is also due to higher DataBase 800 services revenue, partially offset by a decrease in directory advertising revenue due to lower directory sales.

  OPERATING COSTS AND EXPENSES

                                                                      Year Ended December 31,
                                                         -------------------------------------------------
                                                              1995             1994              1993
                                                         --------------   --------------    --------------
         Cost of services and sales                      $        540.1   $        538.3    $        526.3
         Selling, general and administrative                      232.6            225.0             228.5
         Depreciation and amortization                            285.6            277.2             261.6
         Restructuring                                               --               --             194.3
                                                         --------------   --------------    --------------
             Total operating costs and expenses          $      1,058.3   $      1,040.5    $      1,210.7

Total operating costs and expenses increased 2% or $17.8 in 1995 and decreased 14% or $170.2 in 1994. The 1995 increase in operating costs and expenses is due to an increase of approximately $6.4 in costs associated with the deployment of the Company's video dialtone network in the Clearwater, Florida area, an $8.4 increase in depreciation costs, primarily related to higher gross plant balances and other non-recurring adjustments, and $3.3 of higher costs associated with the collection of interexchange carrier receivables. The increase is also due to a $3.1 increase in rental costs, a $3.6 increase in advertising expenses, $2.4 of higher digital switching software fees and a $3.4 increase in the provision for uncollectibles. These increases are partially offset by $7.9 in nonrecurring unfavorable settlement activities recorded in the second and third quarters of 1994, a $6.4 decrease in charges related to unbillable calling card calls and a $5.5 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.

Excluding the one-time re-engineering charge, total operating costs and expenses increased 2% or $24.1 in 1994. This increase is primarily due to higher costs associated with product sales, increased installation and maintenance costs reflecting a growth in customer base, higher amortization costs associated with an amortization order increase that was effective January 1994 and higher depreciation costs on cable/wire facilities. These increases were partially offset by lower postretirement medical costs and decreased depreciation in general support assets.

  OTHER EXPENSES

                                                                      Year Ended December 31,
                                                         -------------------------------------------------
                                                              1995             1994              1993
                                                         --------------   --------------    --------------
         Interest - net                                  $         63.6   $         60.2    $         68.0
         Income taxes (benefit)                                   104.6             86.2            (16.9)

Interest - net increased 6% or $3.4 in 1995 and decreased 11% or $7.8 in 1994. The 1995 increase is primarily due to $1.6 of additional interest on commercial paper related to higher levels of commercial paper balances during 1995. The increase is also due to interest expense from $200 of long-term debt issued in October and November, 1995, partially offset by $74 of long-term debt retired in November 1995. The 1994 decrease is primarily due to lower costs associated with lower rates on long-term debt. In November 1993, the Company called $390 million of bonds with rates ranging from 8 1/8% to 10% and refinanced these bonds in December 1993 with 6.31% and 7.41% Debentures.

Income taxes increased $18.4 and $103.1 in 1995 and 1994, respectively. These increases are primarily due to the corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. A $3,490 line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during 1995 was cash flow from operations of $385.9 compared to $398.4 for the same period in 1994. The year-to-year decrease in cash from operations is primarily the result of an increase in working capital, partially offset by improved results from operations. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during 1995 were $283 compared to $263.6 during the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. In 1996, construction costs are expected to increase, reflecting the Company's expanding network, the replacement of outdated technologies with digital switches and fiber optic networks and the deployment of video dialtone networks.

Cash used in financing activities was $110.4 in 1995 compared to $130.9 in 1994. Financing included short-term borrowings of $107 in 1995 compared to $58.9 in 1994. In December 1995, the Company called $75.3 of long-term debt prior to stated maturity with proceeds from short-term borrowings. The cost of calling this debt is reflected as an after-tax charge of $4.3 in the consolidated statements of income (as discussed in Note 2 of the consolidated financial statements included in Item 8). The Company retired an additional $19.9 of long-term debt in 1995 compared to total retirements of $71.6 in 1994. External financing in 1995 included long-term borrowings of $197.1. The Company made dividend payments of $151.3 in 1995 compared to $71.6 in 1994. In May 1995, the Company received a capital contribution of $50 from GTE to improve the Company's financial position.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers (CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(sm), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Florida. In addition, eight states, including Florida, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity directed toward changing the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $194.3 re-engineering program. Since the program began in 1994, costs of $92.4 have been charged to the restructuring reserve -- $58.4 related to customer service processes, $10 related to administrative processes and $24 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the video distribution business through an open video platform arrangement or via a standard cable television operation. The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations. The FCC will begin the process of formulating rules with respect to the open video platform arrangement which will govern provision of such services. In addition, the FCC has opened two rulemakings to evaluate its cable and telephone home-wiring rules and other technical standards to reflect the growing convergence of the telephone and cable industries.

In May 1995, GTE obtained approval from the FCC and began construction of its video dialtone network in the Clearwater, Florida area. The network is scheduled to begin delivery of video services to customers in 1996.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Tampa, Florida, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites". GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.   Financial Statements and Supplementary Data

GTE Florida Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                                               1995              1994              1993
-----------------------                                          ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Revenues and sales (a):
  Local services                                                 $       615,646   $      578,535    $      537,446
  Network access services                                                456,052          427,076           406,244
  Toll services                                                           80,825           81,993            74,646
  Other services and sales                                               249,425          239,529           228,195
                                                                 ---------------   --------------    --------------
    Total revenues and sales                                           1,401,948        1,327,133         1,246,531
                                                                 ---------------   --------------    --------------

Operating costs and expenses (b):
  Cost of services and sales                                             540,082          538,271           526,336
  Selling, general and administrative                                    232,555          224,971           228,493
  Depreciation and amortization                                          285,626          277,236           261,562
  Restructuring                                                               --               --           194,330
                                                                 ---------------   --------------    --------------
    Total operating costs and expenses                                 1,058,263        1,040,478         1,210,721
                                                                 ---------------   --------------    --------------
Operating income                                                         343,685          286,655            35,810
Other expenses:
  Interest - net                                                          63,600           60,233            67,961
                                                                 ---------------   --------------    --------------
Income (loss) before income taxes                                        280,085          226,422          (32,151)
  Income taxes (benefit)                                                 104,612           86,167          (16,924)
                                                                 ---------------   --------------    --------------
Income (loss) before extraordinary charges                               175,473          140,255          (15,227)
  Extraordinary charges                                                (378,641)               --          (19,751)
                                                                 ---------------   --------------    --------------
Net income (loss)                                                $     (203,168)   $      140,255    $     (34,978)
                                                                 ===============   ==============    ==============

(a) Includes billings to affiliates of $96,172, $94,765 and $105,942 for the years 1995-1993, respectively.

(b) Includes billings from affiliates of $93,354, $85,340 and $75,911 for the years 1995-1993, respectively.

See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31                                                                             1995              1994
-----------
                                                                                   --------------    --------------
                                                                                        (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                                   $        3,066    $       10,527
  Receivables, less allowances of $17,717 and $19,737                                     332,842           292,736
  Note receivable from affiliate                                                            5,412             8,495
  Inventories and supplies                                                                 17,733            15,713
  Deferred income tax benefits                                                              9,394             6,770
  Other                                                                                     7,961            12,595
                                                                                   --------------    --------------
    Total current assets                                                                  376,408           346,836
                                                                                   --------------    --------------
Property, plant and equipment, net                                                      1,949,598         2,552,102

Other assets                                                                              118,765            91,317
                                                                                   --------------    --------------
Total assets                                                                       $    2,444,771    $    2,990,255
                                                                                   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                             $       78,634    $      137,508
  Accounts payable                                                                         71,104            67,763
  Affiliate payables and accruals                                                          54,331            49,428
  Advanced billings and customer deposits                                                  33,682            31,835
  Taxes payable                                                                               876            32,073
  Accrued interest                                                                          9,111             8,911
  Accrued payroll costs                                                                    38,177            40,466
  Dividends payable                                                                        34,027            43,669
  Accrued restructuring costs                                                             101,905            47,190
  Other                                                                                    14,252            15,199
                                                                                   --------------    --------------
    Total current liabilities                                                             436,099           474,042
                                                                                   --------------    --------------

Non-current liabilities:

  Long-term debt                                                                          785,155           729,754
  Deferred income taxes                                                                   199,598           381,035
  Employee benefit obligations                                                            117,050            75,762
  Restructuring costs                                                                          --           103,641
  Other liabilities                                                                         3,293            27,662
                                                                                   --------------    --------------
    Total non-current liabilities                                                       1,105,096         1,317,854
                                                                                   --------------    --------------

Shareholders' equity:

  Preferred stock                                                                          60,096            60,096
  Common stock (23,400,000 shares issued)                                                 585,000           585,000
  Additional paid-in capital                                                               50,289               289
  Retained earnings                                                                       208,191           552,974
                                                                                   --------------    --------------
    Total shareholders' equity                                                            903,576         1,198,359
                                                                                   --------------    --------------
Total liabilities and shareholders' equity                                         $    2,444,771    $    2,990,255
                                                                                   ==============    ==============


See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                               1995              1994              1993
-----------------------                                          ---------------   --------------    --------------
                                                                               (Thousands of Dollars)

Operations:
  Income (loss) before extraordinary charges                     $       175,473   $      140,255    $     (15,227)
  Adjustments to reconcile income (loss) before extraordinary charges to net cash from operations:
    Depreciation and amortization                                        285,626          277,236           261,562
    Deferred income taxes                                                 27,786            1,768          (56,357)
    Restructuring costs                                                       --               --           194,330
    Provision for uncollectible accounts                                  27,444           23,956            33,523
    Change in current assets and current liabilities:
      Receivables - net                                                 (67,550)         (54,606)          (28,664)
      Other current assets                                                 2,614           16,441          (20,476)
      Accrued taxes and interest                                        (29,331)           23,935          (19,245)
      Other current liabilities                                         (33,580)         (32,215)          (21,107)
    Other - net                                                          (2,622)            1,589            38,174
                                                                 ---------------   --------------    --------------
    Net cash from operations                                             385,860          398,359           366,513
                                                                 ---------------   --------------    --------------
Investing:
Capital expenditures                                                   (282,957)        (263,572)         (265,361)
                                                                 ---------------   --------------    --------------
    Cash used in investing                                             (282,957)        (263,572)         (265,361)
                                                                 ---------------   --------------    --------------
Financing:
Long-term debt issued                                                    197,131               --           396,950
Long-term debt retired                                                  (95,228)            (392)         (448,204)
Dividends                                                              (151,257)         (71,642)          (83,135)
Capital contribution from GTE                                             50,000               --                --
Increase (decrease) in short-term obligations, excluding
  current maturities                                                   (106,694)         (58,914)            52,992
Other - net                                                              (4,316)               --          (18,167)
                                                                 ---------------   --------------    --------------
    Net cash used in financing                                         (110,364)        (130,948)          (99,564)
                                                                 ---------------   --------------    --------------

Increase (decrease) in cash and temporary investments                    (7,461)            3,839             1,588

Cash and temporary investments:
  Beginning of year                                                       10,527            6,688             5,100
                                                                 ---------------   --------------    --------------
  End of year                                                    $         3,066   $       10,527    $        6,688
                                                                 ===============   ==============    ==============
Cash paid during the year for:
  Interest                                                       $        64,485   $       59,842    $       75,776
  Income taxes                                                            99,388           59,460            30,629


See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           Additional
                                               Preferred       Common        Paid-In      Retained
                                                 Stock         Stock         Capital      Earnings        Total
                                              ------------  ------------  ------------- ------------- -------------
                                                                     (Thousands of Dollars)
Shareholders' equity, December 31, 1992        $    60,096   $   585,000   $        289  $    636,740    $  1,282,125
Net loss                                                                                      (34,978)        (34,978)
Dividends declared                                                                            (74,275)        (74,275)
                                               -----------   -----------   ------------  ------------    ------------
Shareholders' equity, December 31, 1993             60,096       585,000            289       527,487       1,172,872

Net income                                                                                    140,255         140,255
Dividends declared                                                                           (114,768)       (114,768)
                                               -----------   -----------   ------------  ------------    ------------
Shareholders' equity, December 31, 1994             60,096       585,000            289       552,974       1,198,359

Net loss                                                                                     (203,168)       (203,168)
Dividends declared                                                                           (141,615)       (141,615)
Capital contribution from GTE                                                    50,000         --             50,000
                                               -----------   -----------   ------------  ------------    ------------
Shareholders' equity, December 31, 1995        $    60,096   $   585,000   $     50,289  $    208,191    $    903,576
                                               ===========   ===========   ============  ============    ============







See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Florida Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1995, the Company served 2,262,748 access lines in 24 exchanges on the central-west coast of Florida. The Company is a wholly-owned subsidiary of GTE Corporation
(GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of GTE Florida Incorporated and its wholly-owned subsidiary, GTE Communications Corporation (GTECC). In addition, the accounts of Televac, Inc. (Televac), a wholly-owned subsidiary of GTE and a special-purpose entity which purchased the Company's customer and other accounts receivable, have also been consolidated with the Company. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $86.6 million, $70.6 million and $82.7 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company at cost which includes a normal profit realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $93.4 million, $85.3 million and $75.9 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $96.2 million, $94.8 million and $105.9 million for the years 1995-1993, respectively.

TELEPHONE PLANT

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial

Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

2.  EXTRAORDINARY CHARGES

In response to recently enacted and pending legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $374.3 million (net of tax benefits of $235.2 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                                                   Depreciable Lives
                                                                      -------------------------------------------
                                                                           Average
           Asset Category                                                  Before                     After
           -----------------------------------                        -----------------         -----------------
           Copper                                                           20-30                      15
           Switching                                                        17-19                      10
           Circuit                                                          11-13                       8
           Fiber                                                            25-30                      20

In addition, during 1995, the Company redeemed prior to stated maturity, approximately $75.3 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $4.3 million (net of tax benefits of $2.7 million).

During 1993, the Company redeemed prior to stated maturity, $390 million of high-coupon first-mortgage bonds. These redemptions resulted in an after-tax extraordinary charge of $19.8 million (net of tax benefits of $11.9 million).

3.  RESTRUCTURING COSTS

Results for 1993 include one-time pre-tax restructuring costs of $194.3 million, which reduced net income by $119.7 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $125.2 million to re-engineer customer service processes and $45.1 million to re-engineer administrative processes. The restructuring costs also include $24 million primarily for the consolidation of facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.

Costs of $92.4 million have been incurred since the plan's inception including $58.4 million related to customer service processes, $10 million related to administrative processes and $24 million related to the consolidation of facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pre-tax charge of $3.8 million which reduced 1993 net income by $2.4 million.

4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1995 and 1994 is as follows:

                                                                                Shares
                                                                            --------------
Authorized
  $   25 par value                                                               4,880,000
  $ 100 par value                                                                1,200,000
                                                                            --------------
                                                                                 6,080,000
                                                                            --------------

                                                                                Shares             Amount
                                                                            --------------     --------------
                                                                                                (Thousands of
                                                                                                   Dollars)
Outstanding
  $   25 par value --
    $ 1.30 Series B                                                                475,900     $       11,897
    $ 1.25 Series                                                                  371,900              9,298
   $100 par value --

      8.16 % Series                                                                389,010             38,901
                                                                            --------------     --------------
      Total                                                                      1,236,810     $       60,096
                                                                            ==============     ==============

There were no retirements, redemptions or other activity for the years
1995-1993.

In the event of non-payment of at least twelve months of accrued dividends, each class of preferred shareholders, voting as a class, will be entitled to elect two directors in addition to those directors elected by GTE. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1995.

At December 31, 1995 and 1994, the Company held 3,130 shares as treasury stock.

No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights.

5.  COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1995, $8.5 million of retained earnings were restricted as to the payment of cash dividends on common stock under the terms of the Company's Articles of Incorporation.

6.  DEBT

Long-term debt as of December 31 was as follows:

                                                                                  1995             1994
                                                                            ---------------   --------------
                                                                                    (Thousands of Dollars)
First mortgage bonds:
    4.625% Series J,     due 1995                                           $            --   $       20,000
    5 3/8 % Series K,    due 1996                                                    16,000           16,000
    6 1/2 % Series L,    due 1997                                                    20,000           20,000
    8.0    % Series N,   due 2001                                                    45,000           45,000
    7 1/2 % Series O,    due 2002                                                    50,000           50,000
    5 1/4 % Series Y,    due 1996                                                    30,000           30,000
    8 3/8 % Series BB,   due 2027                                                    75,000           75,000
    9 5/8 % Series DD,   due 2030                                                        --           75,000

Debentures:
    6.31  % Series A,    due 2002                                                   200,000          200,000
    7.41  % Series B,    due 2023                                                   200,000          200,000
    7.25  % Series C,    due 2025                                                   100,000               --
    6.25  % Series D,    due 2005                                                   100,000               --

Promissory note - affiliated company:
    7 3/4 % Note payable to GTE Finance Corporation, due 1996                        25,000           25,000

Other                                                                                   372              600
                                                                            ---------------   --------------

  Total principal amount                                                            861,372          756,600
Less: discount and premium - net                                                    (5,106)          (6,638)
                                                                            ---------------   --------------

  Total                                                                             856,266          749,962

Less: current maturities of long-term debt                                         (71,111)         (20,208)
                                                                            ---------------   --------------
  Total long-term debt                                                      $       785,155   $      729,754
                                                                            ===============   ==============

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

Estimated payments of long-term debt during the next five years are: $71.1 million in 1996; $20.1 million in 1997; and do not exceed $0.1 million in 1998-2000.

Total short-term obligations at December 31 were as follows:

                                                                                1995             1994
                                                                            -------------   --------------
                                                                                 (Thousands of Dollars)
Commercial paper - average rate 5.9%                                        $          --   $      117,300
Notes payable to affiliate - average rate 6.1%                                      7,523               --
Current maturities of long-term debt                                               71,111           20,208
                                                                            -------------   --------------
  Total                                                                     $      78,634   $      137,508
                                                                            =============   ==============

A $3.5 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

7.  FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $22 million. The estimated fair value of long-term debt as of December 31, 1994 was lower than the carrying value by approximately $63 million.

8.  INCOME TAXES

The income tax provision (benefit) is as follows:

                                                                      1995              1994              1993
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Current:
  Federal                                                        $        64,469   $       71,291    $       37,907
  State                                                                   12,357           13,108             1,971
                                                                 ---------------   --------------    --------------
                                                                          76,826           84,399            39,878
                                                                 ---------------   --------------    --------------
Deferred:
  Federal                                                                 27,490            5,077          (47,213)
  State                                                                    4,686            2,246           (3,469)
                                                                 ---------------   --------------    --------------
                                                                          32,176            7,323          (50,682)
                                                                 ---------------   --------------    --------------
Amortization of deferred investment tax credits - net                    (4,390)          (5,555)           (6,120)
                                                                 ---------------   --------------    --------------
    Total                                                        $       104,612   $       86,167    $     (16,924)
                                                                 ===============   ==============    ==============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                      1995              1994              1993
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Amounts computed at statutory rates                              $        96,539   $       79,248    $     (11,253)
  State income taxes, net of federal income tax benefits                  11,078            9,980             (989)
  Amortization of deferred investment tax credits                        (4,390)          (5,555)           (6,120)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                             1,797            2,581             2,316
  Rate differentials applied to reversing temporary differences          (2,875)          (1,622)           (1,980)
  Other differences - net                                                  2,463            1,535             1,102
                                                                 ---------------   --------------    --------------
Total provision (benefit)                                        $       104,612   $       86,167    $     (16,924)
                                                                 ===============   ==============    ==============

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31 are as follows:

                                                                                        1995              1994
                                                                                   --------------    --------------
                                                                                        (Thousands of Dollars)
Depreciation and amortization                                                      $      223,766    $      425,414
Employee benefit obligations                                                             (53,183)          (34,095)
Prepaid pension costs                                                                      36,896            24,334
Restructuring costs                                                                      (39,316)          (58,191)
Revenue and expense recognition: directory publications                                    22,412            23,710
Investment tax credits                                                                      1,667             6,410
Other - net                                                                               (2,038)          (13,317)
                                                                                   --------------    --------------
    Total                                                                          $      190,204    $      374,265
                                                                                   ==============    ==============

9.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1995-1993 were as follows:

                                                                      1995              1994              1993
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Benefits earned during the year                                  $        16,083   $       19,154    $       20,939
Interest cost on projected benefit obligations                            42,713           39,581            44,428
Return on plan assets:
  Actual                                                               (181,297)            1,374         (141,365)
  Deferred                                                               109,493         (71,412)            71,662
Other - net                                                             (16,429)         (14,831)          (15,272)
                                                                 ---------------   --------------    --------------
  Total - net                                                    $      (29,437)   $     (26,134)    $     (19,608)
                                                                 ===============   ==============    ==============

The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994, and 8.25% for 1993.

The funded status of the plans and the net prepaid pension costs at December 31 were as follows:

                                                                                        1995              1994
                                                                                   --------------    --------------
                                                                                        (Thousands of Dollars)
Vested benefit obligations                                                         $      377,788    $      313,393
                                                                                   ==============    ==============
Accumulated benefit obligations                                                    $      451,830    $      373,623
                                                                                   ==============    ==============
Plan assets at fair value                                                          $      998,213    $      867,439
Less: projected benefit obligations                                                       598,476           504,392
                                                                                   --------------    --------------
Excess of assets over projected benefit obligations                                       399,737           363,047
Unrecognized net transition asset                                                        (51,466)          (60,131)
Unrecognized net gain                                                                   (251,823)         (232,067)
                                                                                   --------------    --------------
  Total - net                                                                      $       96,448    $       70,849
                                                                                   ==============    ==============

Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                                                        1995              1994
                                                                                   --------------    --------------
Discount rate                                                                               7.50%             8.25%
Rate of compensation increase                                                               5.25%             5.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-1993 included the following components:

                                                                      1995              1994              1993
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Benefits earned during the year                                  $         6,895   $        7,777    $        8,581
Interest cost on accumulated postretirement benefit obligations           26,038           25,012            25,017
Amortization of transition obligation                                     12,884           13,059            15,432
Other                                                                        645           (1,136)              --
                                                                 ---------------   --------------    --------------
  Total - net                                                    $        46,462   $       44,712    $       49,030
                                                                 ===============   ==============    ==============

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                        1995              1994
                                                                                   --------------    --------------
                                                                                        (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                         $      183,525    $      167,748
  Fully eligible active plan participants                                                   7,055             6,124
  Other active plan participants                                                          179,605           151,470
                                                                                   --------------    --------------
Total accumulated postretirement benefit obligations                                      370,185           325,342
Less: fair value of plan assets                                                                --                --
                                                                                   --------------    --------------
Excess of accumulated obligations over plan assets                                        370,185           325,342
Unrecognized transition obligation                                                      (215,532)         (234,972)
Unrecognized net loss                                                                    (41,379)          (18,271)
                                                                                   --------------    --------------
  Total                                                                            $      113,274    $       72,099
                                                                                   ==============    ==============

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9.0%, respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $5.2 million and the accumulated postretirement benefit obligations at December 31, 1995 by $51.8 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE Common Stock based on qualified employee contributions. Matching contributions charged to income were $8 million, $6 million and $5.4 million in 1995-1993, respectively.

10.  PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment is summarized as follows at December 31:

                                                                                    1995                1994
                                                                              -----------------  ------------------
                                                                                     (Thousands of Dollars)
Land                                                                          $          21,135  $           21,443
Buildings                                                                               208,668             210,491
Plant & equipment                                                                     3,368,946           3,220,856
Other                                                                                   336,331             328,945
                                                                              -----------------  ------------------
  Total                                                                               3,935,080           3,781,735
  Accumulated depreciation (see Note 2)                                               1,985,482           1,229,633
                                                                              -----------------  ------------------
  Total property, plant and equipment - net                                   $       1,949,598  $        2,552,102
                                                                              =================  ==================

Depreciation provisions in 1995-1993 were equivalent to a composite average percentage of 7.6%, 7.5% and 7.3%, respectively.

11.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the Florida Public Service Commission (FPSC). The Company is subject to regulation by the Federal Communications Commission (FCC) for interstate business.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide services between LATAs. The FPSC has approved extended area calling plans for certain intraLATA long distance routes. Under these plans, residential customers pay a flat rate per message and business customers pay a reduced rate per minute for these calls. Revenues from calls under the extended area calling plans are classified as local network services.

On January 21, 1993, the FPSC issued an order effective January 6, 1993 to reduce rates $14.5 million. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the FPSC lowered the rate reduction by $0.8 million. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the FPSC should not have made a $4.8 million adjustment for expenses associated with affiliate transactions and remanded this issue to the FPSC. Effective May 2, 1995, the FPSC approved a $4.8 million increase to certain local rates; however, it did not approve a surcharge to recover lost revenues of approximately $11 million for the period that the wrongful decision was in effect. Consequently, the Company filed an appeal of the surcharge issue with the Florida Supreme Court. On February 29, 1996, the Florida Supreme Court reversed the FPSC's surcharge decision, finding that the Company is entitled to recovery of revenues for the period May 23, 1993 to May 3, 1995; approximately $9.1 million. The Court order remands the case to the FPSC for further action.

On February 13, 1995, the FPSC ordered implementation of intraLATA 1+ presubscription which will allow customers to choose their primary carrier for short haul toll calls. Currently, the local phone company carries all short haul toll calls when the customer dials one plus the called number. In the future, the customer will be able to choose the local telephone company, or other company, to carry these calls. Necessary system changes to implement the order are required to be completed by the end of 1997; however, the Company currently anticipates all its required system changes will be made by January 31, 1997.

Effective July 1, 1995, the Florida Legislature passed a bill which replaces earnings regulation with price regulation and opens the local-exchange to competition. The Company became subject to price regulation effective January 3, 1996. Under the price regulation provisions, basic service, multi-line business local-exchange service and intrastate access rates are capped for three years, until January 1, 1999. Basic service rates can continue to be capped for an additional two years if the level of competition does not justify elimination of the cap. Subsequent to the price cap period, prices for basic services can be increased by an inflation factor (measured by GDP-PI) less 1% annually. Rates for non-basic services, defined as services other than basic, interconnection and network access, can increase by up to 6% per year if no competition exists and up to 20% if there is more than one certified provider of the service. Additionally, intrastate access rates that are higher than interstate access rates must be reduced by at least 5% annually until parity with 1994 interstate rates is attained. The estimated impact of the intrastate access rate reductions to the Company is a loss of $3.5 million of revenues annually. Other provisions of this legislation included the following: (1) interconnection prices, terms and conditions will be negotiated between the companies, with the FPSC to resolve the matter if an agreement cannot be reached; (2) local-exchange carriers (LECs) must unbundle services to the extent that it is technically and economically feasible; (3) LECs retain carrier of last resort responsibility until January 1, 2000; (4) lifeline funding, which is designed to support low income customers, is required, of which the Company is expected to fund approximately $3 million annually; (5) a temporary number portability solution was reached by the FPSC; and (6) LECs subject to price regulation are allowed to set their own depreciation rates.

In January 1996, the Company signed its first interconnection agreement with Intermedia Communications of Florida, Inc. (ICI), an alternative local-exchange carrier (ALEC), under the provisions of the Florida Statute. The agreement, which will be effective for two years, will allow the ALEC to provide local-exchange service within the Company's service territory. The Company is currently negotiating interconnection agreements with other ALECs under these provisions.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local-exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 4.0% productivity factor for use in the 1995-1996 tariff year. The Company must share with customers 50% of returns over a 12.25% ROR and up to a 13.25% ROR, and share with customers 100% of returns over a 13.25% ROR. Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995 to increase rates $30.2 million, annually. In addition, the Company filed tariffs effective August 1, 1995 under the interim rules to reduce rates $13.4 million, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

In May 1995, the FCC approved GTE's applications to construct a new fiber optic and coaxial-cable video dialtone network in four markets, including the Clearwater, Florida area. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval. Construction was initiated in the third quarter of 1995 with full deployment occurring over the next two to three years.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(sm), in all 28 states where it currently offers local telephone service by December 1996.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $194.2 million, $182.1 million and $184.5 million, respectively.

12.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. The majority of lease commitments relate to the lease of the Company's headquarters building at One Tampa City Center. Rental expense was $27.4 million in 1995 and 1994 and $21.8 million in 1993. Minimum rental commitments under noncancelable leases through 2000 do not exceed $18.5 million annually and aggregate $25.2 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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

13.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized 1995 and 1994 quarterly financial data is as follows:

                                                                        Revenues       Operating       Net Income
                                                                       and Sales         Income          (Loss)
                                                                     --------------  --------------  --------------
                                                                                 (Thousands of Dollars)
1995
  First Quarter                                                      $      326,105  $       79,805  $       39,331
  Second Quarter                                                            360,267         101,041          53,816
  Third Quarter                                                             343,600          68,047          31,774
  Fourth Quarter (a)                                                        371,976          94,792       (328,089)
                                                                     --------------  --------------  --------------
    Total                                                            $    1,401,948  $      343,685  $    (203,168)
                                                                     ==============  ==============  ==============


1994
  First Quarter                                                      $      307,718  $       43,391  $       17,828
  Second Quarter                                                            347,328          96,225          50,759
  Third Quarter                                                             320,763          57,685          26,950
  Fourth Quarter                                                            351,324          89,354          44,718
                                                                     --------------  --------------  --------------
    Total                                                            $    1,327,133  $      286,655  $      140,255
                                                                     ==============  ==============  ==============

(a) Net income includes $378.6 million of extraordinary charges for the discontinuance of FAS 71 and the early retirement of debt as discussed in Note
  2. Income before extraordinary charges was $50.6 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE Florida Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Florida Incorporated (a Florida corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Florida Incorporated and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, in 1995 the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 24, 1996

MANAGEMENT REPORT

To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.          Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 1, 1996 are listed below along with their business experience during the past five years.

          Name               Age      Director Since                        Business Experience
-------------------------  -------  -------------------  ----------------------------------------------------------
John C. Appel                47            1996          Executive Vice President - Network Operations, GTE
                                                         Telephone Operations, 1996; Executive Vice President -
                                                         Network Operations, all GTE domestic telephone
                                                         subsidiaries of which he is not President, 1996; Director, all GTE domestic telephone subsidiaries, 1996; President -
                                                         GTE South Incorporated and GTE North Incorporated,
                                                         1995; Senior Vice President - Regulatory Operations, GTE
                                                         Telephone Operations, 1994; President - GTE Southwest
                                                         Incorporated, 1994; State President - Texas/New Mexico,
                                                         1993; Vice President and General Manager - California,
                                                         GTE Telephone Operations West Area, 1992; Assistant
                                                         Vice President - Business Services, GTE Telephone
                                                         Operations, 1991.

Richard M. Cahill            57            1993          Vice President - General Counsel, GTE Telephone
                                                         Operations, 1988; Director, all GTE domestic telephone
                                                         subsidiaries, 1993 and/or 1994; Director, GTE Vantage
                                                         Incorporated, 1991; Vice President - General Counsel, all
                                                         GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore           46            1993          Senior Vice President - Finance and Planning, GTE
                                                         Telephone Operations, 1994; Senior Vice President -
                                                         Finance and Planning, all GTE domestic telephone
                                                         subsidiaries, 1994; Vice President - Finance, GTE
                                                         Telephone Operations, 1993; Vice President -
                                                         Intermediary Customer Markets, GTE Telephone
                                                         Operations, 1988; President of all South Area Companies,
                                                         GTE Telephone Operations, 1992; Director, GTE Florida
                                                         Incorporated and GTE South Incorporated, 1992; Director,
                                                         all other GTE domestic telephone subsidiaries, 1993
                                                         and/or 1994.

          Name               Age      Director Since                        Business Experience
-------------------------  -------  -------------------  ----------------------------------------------------------
Michael B. Esstman           49            1993          Executive Vice President - Customer Segments, GTE
                                                         Telephone Operations, 1994; Executive Vice President -
                                                         Operations, GTE Telephone Operations, 1993; President
                                                         of all Central Area Companies, GTE Telephone
                                                         Operations, 1991; President, Contel Eastern Region,
                                                         Telephone Operations Sector, 1983; Director, AG
                                                         Communications Systems; Director of all Central Area
                                                         Companies, 1991; Director, all other GTE domestic
                                                         telephone subsidiaries, 1993 and/or 1994.

Thomas W. White              49            1993          President, GTE Telephone Operations, 1995; Executive
                                                         Vice President - Network Operations, GTE Telephone
                                                         Operations, 1994; Executive Vice President - GTE
                                                         Telephone Operations, 1993; Senior Vice President -
                                                         General Office Staff, GTE Telephone Operations, 1989;
                                                         Director, all GTE domestic telephone subsidiaries, 1993
                                                         and/or 1994; Director, Quebec-Telephone.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1996.

                                           Year Assumed
                                         Present Position
                                    ---------------------------
                                                       the
         Name               Age        Telops         Company                         Position
-----------------------   -------   ------------   ------------  --------------------------------------------------
Thomas W. White (1)         49          1995            --       President of GTE Telephone Operations
John C. Appel (2)           47          1996           1996      Executive Vice President - Network Operations of
                                                                 GTE Telephone Operations and the Company

Mary Beth Bardin            41          1994           1995      Vice President - Public Affairs of GTE Telephone
                                                                 Operations and the Company
C. F. Bercher               52          1994           1995      Vice President - Consumer Markets of GTE Telephone
                                                                 Operations and the Company
Richard M. Cahill           57          1988           1995      Vice President - General Counsel of GTE Telephone
                                                                 Operations and the Company
Peter A. Daks               50           --            1994      President of the Company
Gerald K. Dinsmore          46          1994           1994      Senior Vice President - Finance and Planning of GTE
                                                                 Telephone Operations and the Company
William M. Edwards, III     47           --            1993      Controller of the Company
Michael B. Esstman          49          1994            --       Executive Vice President - Customer Segments of GTE
                                                                 Telephone Operations
Gregory D. Jacobson         44           --            1994      Treasurer of the Company
Brad M. Krall               54          1993           1995      Vice President - Centralized Operations of GTE
                                                                 Telephone Operations and the Company
Michael J. McDonough        46          1994           1995      Vice President - Business Markets of GTE Telephone
                                                                 Operations and the Company
Richard L. Schaulin         53          1989           1995      Vice President - Human Resources of GTE Telephone
                                                                 Operations and the Company
Charles J. Somes            49           --            1994      Secretary of the Company
Larry J. Sparrow            52          1994           1995      Vice President - Carrier Markets of GTE Telephone
                                                                 Operations and the Company
Alex Stadler                45          1994           1995      Vice President - Strategy and Technology Planning of
                                                                 GTE Telephone Operations and the Company

(1) Thomas W. White was appointed President of GTE Telephone Operations replacing Kent W. Foster, who was appointed President of GTE Corporation.

(2) John C. Appel was appointed Executive Vice President - Network Operations of GTE Telephone Operations, replacing Thomas W. White, who was appointed President of GTE Telephone Operations.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1995 Principal Executive Officer of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1995. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long- Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1995 annual compensation for each of the named executive officers that was allocated to the Company.

                                                                                 Long-Term Compensation
                                                                    ------------------------------------------------
                                       Annual Compensation (1)              Awards                   Payouts
                                   -------------------------------- -----------------------  -----------------------
            (a)              (b)     (c)       (d)         (e)          (f)         (g)         (h)         (i)
                                                                                Securities
                                                      Other Annual  Restricted  Underlying     LTIP      All Other
Name and Principal                  Salary    Bonus   Compensation     Stock     Options/     Payouts  Compensation
Position in Group            Year  ($) (2)     ($)         ($)      Awards (#)   SARs (#)     ($) (3)     ($) (4)
---------------------------  ----  --------  -------  ------------  ----------  -----------  --------  -------------
Peter A. Daks                1995   184,315  127,200       --           --           16,900     99,400         8,294
 President                   1994   175,469  130,900       --           --           14,300     14,600         4,390
                             1993   155,039   71,300       --           --            7,300        --          4,651

Kent B. Foster   (5)         1995   381,302  476,600       --           --          187,900    848,300        10,613
 President                   1994   687,608  837,900       --           --          138,100    397,800         7,075
  GTE Telephone Operations   1993   603,659  531,700       --           --           58,800    117,100         6,502

Thomas W. White              1995   418,884  443,800       --           --           98,800    331,800        10,613
 President                   1994   353,508  368,200       --           --           53,700    164,100         7,075
  GTE Telephone Operations   1993   328,696  282,600       --           --           22,600     52,700         7,067

Michael B. Esstman           1995   350,731  349,400       --           --           63,500    305,900         7,238
 Executive Vice President -  1994   327,546  358,200       --           --           53,700    158,300         4,998
 Customer Segments           1993   287,830  268,400       --           --           22,600     46,200         7,056
  GTE Telephone Operations

Gerald K. Dinsmore           1995   265,125  255,600       --           --           36,400    211,300        10,613
 Senior Vice President -     1994   248,438  233,800       --           --           30,900     97,800         7,075
 Finance and Planning        1993   213,061  206,900       --           --           14,500     14,800         6,207
  GTE Telephone Operations

(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Daks, Foster, White, Esstman and Dinsmore, for whom total annual amounts are shown above, is $311,515; $89,015; $88,855; $73,528 and $54,687, respectively.

(2) The data in the table includes fees of $20,604, $22,896 and $21,944, respectively, received by Mr. Foster when he served as a director of BC TEL during 1995, 1994 and 1993, and fees of $289 and $2,869, respectively, for serving as a director of CANTV during 1994 and 1993. Mr. White received fees of $16,607 for serving as director of BC TEL during 1995. Both BC TEL and CANTV are indirectly-owned subsidiaries of GTE Corporation.

(3) 1995 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994-1995 performance period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single measure of long-term performance (return on equity) to a combined measure (return on equity and operating cash flow margin).

(4) All other compensation for 1995 includes company contributions to the GTE Savings Plan of $6,750 for each of Messrs. Daks, Foster, White and Dinsmore and $3,375 for Mr. Esstman. Also included are company contributions to the GTE Executive Salary Deferral Plan of $1,544 for Mr. Daks and $3,863 for each of Messrs. Foster, White, Esstman and Dinsmore.

(5) Mr. Foster served as President of GTE Telephone Operations through June 1995 at which time he was elected President of GTE Corporation. Mr. White replaced Mr. Foster as President of GTE Telephone Operations.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1995, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission (the SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                    Potential Realizable Value at
                                                                                     Assumed Annual Rate of Stock
                                                                                        Price Appreciation For
                                         Individual Grants (1)                                Option Term
                       ----------------------------------------------------------  --------------------------------
         (a)                 (b)               (c)            (d)         (e)        (f)       (g)          (h)
                                            Percent of
                          Number of       Total Options/
                          Securities       SARs Granted    Exercise
                          Underlying        to All GTE      Or Base
                         Options/SARs      Employees in      Price     Expiration
         Name            Granted (1)       Fiscal Year      ($/SH)        Date       0%         5%          10%
---------------------- ----------------  ---------------- -----------  ----------  -------  ----------  -----------
Peter A. Daks                    16,900        0.30%      $     33.38   02/14/05    $ --     $  354,720  $   898,931
Kent B. Foster                  163,100        2.89%            33.38   02/13/05      --      3,423,364    8,675,477
                                 24,800        0.44%            34.44   07/02/05      --        536,922    1,360,557
Thomas W. White                  63,500        1.12%            33.38   02/13/05      --      1,332,824    3,377,638
                                 35,300        0.62%            35.75   07/30/05      --        793,375    2,010,409
Michael B. Esstman               63,500        1.11%            33.38   02/14/05      --      1,332,824    3,377,638
Gerald K. Dinsmore               36,400        0.64%            33.38   02/14/05      --        764,013    1,936,158

(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1995. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 29, 1995.

        (a)                (b)            (c)                     (d)                             (e)
                                                          Number of Securities            Value of Unexercised
                          Shares                         Underlying Unexercised        In-the-Money Options/SARs
                         Acquired         Value           Options/SARs at FY-End              at FY-End ($)
                                                     ------------------------------  ------------------------------
Name                  On Exercise (#)  Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------  --------------   ------------  --------------  --------------  --------------  --------------
Peter A. Daks                     --    $        --          14,932          28,868  $      156,424  $      305,495
Kent B. Foster                    --             --         251,331         299,569       2,836,272       3,071,409
Thomas W. White               19,800        227,700         105,566         142,134       1,227,717       1,428,689
Michael B. Esstman                --             --          49,166         106,834         526,500       1,141,425
Gerald K. Dinsmore            29,833        142,354          12,833          61,834         117,248         660,412

Long-Term Incentive Plan - Awards in Last Fiscal Year

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 40.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. Awards for the three-year performance cycle ending in 1995 were based on GTE's financial performance during the relevant cycle as measured by GTE's average Return on Equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance and to bring opportunities to company levels, the Committee established a special performance period of two-years to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the additional period were based on GTE's performance against ROE and OCFM goals for the two-year period. The Committee authorized grants for the three-year performance cycle ending in 1997. The payments under this cycle will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. 75% of the award is determined based on ROE performance and 25% of the award will be determined based on OCFM performance.

The Committee established minimum and target award opportunities for each cycle based upon competitive practices. In establishing the targeted performance objectives for ROE and OCFM, the Committee considered past performance, the strategic goals of GTE and the plans for implementing those goals. The established targets are designed to facilitate implementing strategic plans and improving performance.

At the time performance targets for the current LTIP cycles were established, a Common Stock Unit account was set up for each participant in the LTIP. An initial dollar amount for each account (target award) was determined based on the competitive performance bonus grant practices of the market comparator group. That amount was then divided by the average market price for GTE Common Stock for the calendar week preceding the day the account was established to determine the number of Common Stock Units in the account. The value of the account increased or decreased based on the market price of the GTE Common Stock. An amount equal to the dividends paid on an equivalent number of shares of GTE Common Stock was added on each dividend payment date. This amount was then converted into a number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Messrs. Daks, Foster, White, Esstman and Dinsmore are each eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1995 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                                             Estimated Future Payouts
                                                                       Under Non-Stock Price Based Plans (1)
                                                                ---------------------------------------------------
            (a)                    (b)              (c)               (d)              (e)               (f)
                                                Performance
                                              Or Other Period
                                Number of          Until
                              Shares, Units      Maturation
Name                         Or Other Rights     Or Payout       Threshold (2)       Target (3)       Maximum (4)
---------------------------  ---------------  ----------------  ----------------   ---------------  ----------------
Peter A. Daks                          1,900           3 Years               400            1,998
Kent B. Foster                        15,400           3 Years             3,527           17,633
                                       2,415         30 Months               538            2,690
                                       1,450         18 Months               310            1,548
                                         610          6 Months               125              624
Thomas W. White                        5,900           3 Years             1,351            6,755
                                       2,495         29 Months               556            2,779
                                       1,465         17 Months               313            1,564
                                         370          5 Months                76              378
Michael B. Esstman                     5,900           3 Years             1,241            6,204
Gerald K. Dinsmore                     3,800           3 Years               799            3,996

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 29, 1995. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

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

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their respective performance targets, additional bonuses may be earned according to the following schedule:

               Performance Increment Above
                Maximum Performance Target                           Added Percentage to Maximum Awards
-------------------------------------------------------------------------------------------------------------------
             First and Second               .1%                                      +2%
             Third and Fourth               .1%                                      +3%
             Fifth and above                .1%                                      +4%

For example, if average ROE and OCFM performance each exceed the ROE and OCFM targets by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Foster, White, Esstman and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

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

The Agreements provide for benefits to be paid in the event these individuals separate from service and have a "good reason" for leaving or are terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes, but is not limited to, the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the Executive Incentive Plan
(EIP) for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Foster, White, Esstman and Dinsmore provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation Executive Retired Life Insurance Plan (ERLIP). In addition, each executive covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

Each of the Agreements remain in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend his respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.

Retirement Programs

         Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

                                                                 Years of Service
    Final Average               -----------------------------------------------------------------------------------
       Earnings                      15                20               25                30               35
----------------------          -----------------------------------------------------------------------------------
$              150,000          $     31,460      $     41,946     $      52,433     $     62,919     $      73,406
               200,000                42,335            56,446            70,558           84,669            98,781
               300,000                64,085            85,446           106,808          128,169           149,531
               400,000                85,835           114,446           143,058          171,669           200,281
               500,000               107,585           143,446           179,308          215,169           251,031
               600,000               129,335           172,446           215,558          258,669           301,781
               700,000               151,085           201,446           251,808          302,169           352,531
               800,000               172,835           230,446           288,058          345,669           403,281
               900,000               194,585           259,446           324,308          389,169           454,031
             1,000,000               216,335           288,446           360,558          432,669           504,781
             1,200,000               259,835           346,446           433,058          519,669           606,281
             1,500,000               325,085           433,446           541,808          650,169           758,531
             2,000,000               433,835           578,446           723,058          867,669         1,012,281

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation Plan), a noncontributory pension plan for the benefit of all GTE employees based on years of service. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of December 31, 1995, the credited years of service under the plan for Messrs. Daks, Foster, White, Esstman and Dinsmore are 17, 25, 28, 26 and 20, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan are limited to certain maximum amounts. GTE maintains a SERP, which supplements the benefits of any participant in the Service Corporation Plan, in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

         Executive Retired Life Insurance Plan

The ERLIP provides Messrs. Daks, Foster, White, Esstman and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

         Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners as of February 29, 1996:

                                       Name and Address of              Shares of
           Title of Class               Beneficial Owner          Beneficial Ownership     Percent of Class
     --------------------------  ------------------------------- -----------------------  ------------------
     Common Stock of GTE         GTE Corporation                 23,400,000                      100%
     Florida Incorporated        One Stamford Forum              shares of record
                                 Stamford, Connecticut 06904

(b)   Security Ownership of Management as of December 31, 1995:

           Title of Class        Name of Director or Nominee (1) (2) (3)
     --------------------------  -------------------------------------------------------
     Common Stock of GTE         Richard M. Cahill                        54,481
     Corporation                 Gerald K. Dinsmore                       29,667
                                 Michael B. Esstman                      107,586
                                 Thomas W. White                         119,761
                                                                 ---------------
                                                                         311,495
                                                                 ===============
                                 Executive Officers (1) (2) (3)
                                 -----------------------------------------------
                                 Peter A. Daks                            29,801
                                 Kent B. Foster                          432,173
                                 Thomas W. White                         119,761
                                 Michael B. Esstman                      107,586
                                 Gerald K. Dinsmore                       29,667
                                                                 ---------------
                                                                         718,988
                                                                 ===============
                                 All directors and executive
                                 officers as a group (1) (2) (3)       1,460,468
                                                                 ===============

(1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Cahill, Dinsmore, Esstman, White, Daks and Foster and all directors and executive officers as a group are 49,733; 27,267; 93,066; 106,699;
         26,966; 367,865 and 1,212,885 shares, respectively, which such persons have the right to acquire within 60 days pursuant to sock options.

(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1995.

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

Item 13.          Certain Relationships and Related Transactions

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest. None of the Company's directors were involved in any business relationships with the Company.

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

(a)      (1)      Financial Statements - See GTE Florida Incorporated's
                  consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

         (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1995-1993 (as required):

                  II - Valuation and Qualifying Accounts

         Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

         (3) Exhibits - Included in this report or incorporated by reference.

                  3.1* Amended Articles of Incorporation (Exhibit 3.1 of the September 30, 1995 Form 10-Q, File No. 1-3090)

                  3.2* Amended Bylaws (Exhibit 3.2 of the September 30, 1995 Form 10-Q, File No. 1-3090)

                  4* Indenture dated as of November 1, 1993 between GTE Florida Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50711)

                  10 Material Contracts - Agreements Between GTE and Certain Executive Officers

                  12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                  27       Financial Data Schedule

(b)      Reports on Form 8-K

         On November 13, 1995, the Company filed a report on Form 8-K dated November 9, 1995, under Item 5 "Other Events". Financial information was filed with this report.

         The Company filed a report on Form 8-K, dated November 14, 1995 under
         Item 7 "Financial Statements and Exhibits", which included computations of the Company's consolidated ratios of earnings to fixed charges.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Florida Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1995, 1994 and 1993

(Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------
              Column A             Column B                 Column C                   Column D        Column E
-------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                              ----------------------------------
                                                                                      Deductions
                                  Balance at                                             from
                                  Beginning       Charged to       Charged to          Reserves       Balance at
            Description            of Year          Income       Other Accounts        (Note 1)      Close of Year
-------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts for the years ended:

    December 31, 1995           $       19,737  $        27,444  $       35,928(2)   $     65,392   $        17,717
                                ===================================================================================
    December 31, 1994           $       25,229  $        23,973  $       11,665(2)   $     41,130   $        19,737
                                ===================================================================================
    December 31, 1993           $       19,184  $        37,309  $       26,340(2)   $     57,604   $        25,229
                                ===================================================================================
Accrued restructuring costs for the years ended (Note 3):
    December 31, 1995           $      150,831  $           --   $          --       $       48,926  $      101,905
                                ===================================================================================
    December 31, 1994           $      194,330  $           --   $          --       $       43,499  $      150,831
                                ===================================================================================
    December 31, 1993           $          --   $       194,330  $          --       $          --   $      194,330
                                ===================================================================================


NOTES:

(1)  Charges for purpose for which reserve was created.

(2)  Recoveries of previously written-off amounts.

(3) See Note 3 to the consolidated financial statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE FLORIDA INCORPORATED
                                         ---------------------------------------
                                                       (Registrant)

Date  March 27, 1996                   By              Peter A. Daks
      ---------------------              --------------------------------------
                                                       Peter A. Daks
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Peter A. Daks                            President                                                   March 27, 1996
---------------------------              (Principal Executive Officer)
Peter A. Daks


Gerald K. Dinsmore                       Senior Vice President - Finance and                         March 27, 1996
---------------------------              Planning and Director
Gerald K. Dinsmore                       (Principal Financial Officer)


William M. Edwards, III                  Controller                                                  March 27, 1996
---------------------------              (Principal Accounting Officer)
William M. Edwards, III


John C. Appel                            Director                                                    March 27, 1996
---------------------------
John C. Appel

Richard M. Cahill                        Director                                                    March 27, 1996
---------------------------
Richard M. Cahill

Michael B. Esstman                       Director                                                    March 27, 1996
---------------------------
Michael B. Esstman

Thomas W. White                          Director                                                    March 27, 1996
---------------------------
Thomas W. White

EXHIBIT INDEX

     Exhibit
      Number                                                     Description
------------------         ----------------------------------------------------------------------------------------

        10                 Material Contracts - Agreements Between GTE and Certain Executive Officers

        12                 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule