Form 10-Q
period 1996-03-31
GTE FLORIDA INC
filed 1996-05-14
CIK 40865

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             March 31, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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


            (Former name, former address and formal fiscal year,
                        if changed since last report)






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

The Company had 23,400,000 shares of $25 par value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Florida Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1996           1995
                                                         --------       --------
                                                          (Thousands of Dollars)
Revenues and sales:
  Local services                                         $168,423       $151,650
  Network access services                                 131,372        114,805
  Toll services                                            18,604         20,602
  Other services and sales                                 39,562         39,048
                                                         --------       --------
   Total revenues and sales                               357,961        326,105
                                                         --------       --------

Operating costs and expenses:
  Cost of services and sales                              137,059        124,825
  Selling, general and administrative                      46,039         51,625
  Depreciation and amortization                            74,710         69,850
                                                         --------       --------
   Total operating costs and expenses                     257,808        246,300
                                                         --------       --------
Operating income                                          100,153         79,805

  Interest - net                                           15,371         15,793
                                                         --------       --------
Income before income taxes                                 84,782         64,012
  Income taxes                                             32,197         24,681
                                                         --------       --------
Net income                                               $ 52,585       $ 39,331
                                                         ========       ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Net income                                      $52.6             $39.3

Net income increased 34% or $13.3 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to higher revenues and sales, partially offset by higher operating costs and expenses.

REVENUES AND SALES

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Local services                                   $168.4          $151.7
         Network access services                           131.4           114.8
         Toll services                                      18.6            20.6
         Other services and sales                           39.6            39.0
                                                          ------          ------
          Total revenues and sales                        $358.0          $326.1

Total revenues and sales increased 10% or $31.9 for the three months ended March 31, 1996, compared to the same period in 1995.

Local service revenues increased 11% or $16.7 for the three months ended March 31, 1996, compared to the same period in 1995. The number of switched access lines increased 5% for the three months ended March 31, 1996, which generated $4.9 of additional revenues. The increase also reflects $3.1 of growth in sales of CentraNet(R) and custom calling features, such as SmartCall(R), and a $9.5 favorable settlement from a previous rate case as discussed in Other Matters.

Network access service revenues increased 14% or $16.6 for the three months ended March 31, 1996, compared to the same period in 1995. Minutes of use increased 8% for the three months ended March 31, 1996, which generated $6.7 of additional revenues. The increase is also due to $1.5 of higher end user access charge revenues associated with access line growth and a $1.9 increase in private line revenues. The increase also reflects the net effect of the May and August 1995 interstate rate changes associated with the FCC price cap which resulted in $4.2 of additional revenues during the first quarter of 1996.

Toll service revenues decreased 10% or $2 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to lower toll volumes resulting from 10XXX intraLATA toll competition.

Other services and sales revenues increased 2% or $0.6 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to growth in Personal Secretary voice messaging services.

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING COSTS AND EXPENSES

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Total operating costs and expenses               $257.8         $246.3

Total operating costs and expenses increased 5% or $11.5 for the three months ended March 31, 1996, compared to the same period in 1995. The increase primarily reflects a $4.9 increase in depreciation, mainly due to changes in plant balances, a $3.1 increase in digital switching software upgrades and a $3 increase in end-user uncollectibles. These increases are partially offset by $2.5 of settlement gains recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

 INCOME TAXES

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
         Income taxes                                    $32.2             $24.7

Income taxes increased 30% or $7.5 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to a corresponding increase in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1996, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1996 was cash from operations of $188.7 compared to $118.3 for the same period in 1995. The year-to-year increase in cash from operations primarily reflects improved results from operations and a decrease in the Company's working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first three months of 1996 were $37.3 compared to $56.8 for the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates capital expenditures to increase during the remainder of 1996 compared to 1995, reflecting the Company's expanding network and the deployment of video dialtone networks.

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Cash used in financing activities was $149 during the first three months of 1996 compared to $71.4 for the same period in 1995. This included dividend payments of $34.5 in the first three months of 1996 compared to $44.2 for the same period in 1995. Short-term financing, including the net change in affiliate notes, decreased $114.4 for the first three months of 1996, compared to a decrease of $27.5 for the same period in 1995.

OTHER MATTERS

In connection with the re-engineering plan, during the first three months of 1996, costs of approximately $17.8 have been incurred, including $12.9 to re-engineer customer service processes and $4.9 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $110.2 have been incurred, including $71.3 to re-engineer customer service processes and $14.9 to re-engineer administrative processes. The restructuring costs also include $24 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of March 31, 1996, $84.1 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Florida, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. Overall, the proposed rates result in a $1.1 price reduction, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

On January 21, 1993, the Florida Public Service Commission (FPSC) issued an order effective January 6, 1993 to reduce rates by $14.5. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the FPSC lowered the rate reduction by $0.8. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the FPSC should not have made a $4.8 adjustment for expenses associated with affiliate transactions and remanded this issue to the FPSC. Effective May 2, 1995, the FPSC approved a $4.8 increase to certain local rates; however, it did not approve a surcharge to recover lost revenues for the period that the wrongful decision was in effect. Consequently, the Company filed an appeal of the surcharge issue with the Florida Supreme Court. On February 29, 1996, the Florida Supreme Court reversed the FPSC's surcharge decision, finding that the Company is entitled to recovery of its erroneously disallowed expenses for the period of May 27, 1993, through May 3, 1995. On remand, the FPSC approved a one-time surcharge of $8.65 (in whole dollars) per line. Based on this decision, the Company recorded $9.5 of revenues in the first quarter of 1996.

In July 1995, the Florida Legislature passed a bill which replaces earnings regulation with price regulation and opens the local-exchange to competition. In April 1996, the FPSC issued an order which established the rates, terms and conditions for interconnection between the Company and alternative local-exchange carriers (ALECs). The Company anticipates the FPSC to rule on the resale of the Company's services by ALECs during the second quarter of 1996.

GTE Florida Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,       December 31,
                                                              1996              1995
                                                           -----------      -----------
                                                              (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                           $     5,476      $     3,066
  Receivables, less allowances of $16,018 and $17,717          297,138          332,842
  Notes receivable from affiliate                              112,319            5,412
  Inventories and supplies                                      19,264           17,733
  Deferred income tax benefits                                   3,496            9,394
  Other                                                          7,160            7,961
                                                           -----------      -----------
   Total current assets                                        444,853          376,408
                                                           -----------      -----------
Property, plant and equipment, at cost                       3,959,018        3,935,080
  Accumulated depreciation                                  (2,045,974)      (1,985,482)
                                                           -----------      -----------
   Total property, plant and equipment, net                  1,913,044        1,949,598
                                                           -----------      -----------
Other assets, primarily employee benefit plans                 114,499          118,765
                                                           -----------      -----------
Total assets                                               $ 2,472,396      $ 2,444,771
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $    71,110      $    78,634
  Accounts payable                                             110,198          125,435
  Taxes payable                                                 43,469              876
  Accrued interest                                              16,772            9,111
  Accrued payroll costs                                         38,313           38,177
  Dividends payable                                             64,987           34,027
  Accrued restructuring costs                                   84,057          101,905
  Other                                                         36,668           47,934
                                                           -----------      -----------
   Total current liabilities                                   465,574          436,099
                                                           -----------      -----------
Non-current liabilities:
  Long-term debt                                               785,686          785,155
  Deferred income taxes                                        198,494          199,598
  Employee benefit plans                                       125,238          117,050
  Other liabilities                                              6,750            3,293
                                                           -----------      -----------
   Total non-current liabilities                             1,116,168        1,105,096
                                                           -----------      -----------
Shareholders' equity:
  Preferred stock                                               60,096           60,096
  Common stock (23,400,000 shares issued)                      585,000          585,000
  Additional paid-in capital                                    50,289           50,289
  Retained earnings                                            195,269          208,191
                                                           -----------      -----------
   Total shareholders' equity                                  890,654          903,576
                                                           -----------      -----------
Total liabilities and shareholders' equity                 $ 2,472,396      $ 2,444,771
                                                           ===========      ===========



See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                                March 31,
                                                                       -------------------------
                                                                         1996           1995
                                                                       ---------     -----------
                                                                        (Thousands of Dollars)
Operations:
  Net income                                                           $  52,585      $  39,331
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                          74,710         69,850
   Deferred income taxes                                                   4,794          5,860
   Provision for uncollectible accounts                                    7,473          5,303
   Changes in current assets and current liabilities                      49,733         (5,936)
   Other - net                                                              (575)         3,937
                                                                       ---------      ---------
   Net cash from operations                                              188,720        118,345
                                                                       ---------      ---------

Investing:
  Capital expenditures                                                   (37,303)       (56,829)
                                                                       ---------      ---------
   Cash used in investing                                                (37,303)       (56,829)
                                                                       ---------      ---------

Financing:
  Long-term debt retired                                                     (30)           (49)
  Dividends                                                              (34,547)       (44,189)
  Decrease in short-term obligations, excluding current maturities          --          (28,536)
  Net change in affiliate notes                                         (114,430)         1,073
  Other - net                                                               --              272
                                                                       ---------      ---------
   Net cash used in financing                                           (149,007)       (71,429)
                                                                       ---------      ---------
Increase (decrease) in cash and temporary investments                      2,410         (9,913)

Cash and temporary investments:
  Beginning of period                                                      3,066         10,527
                                                                       ---------      ---------
  End of period                                                        $   5,476      $     614
                                                                       =========      =========





See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

GTE Florida Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GTE Florida Incorporated
                                          -----------------------------
                                                   (Registrant)

Date:   May 14, 1996                          William M. Edwards, III
      ----------------                    -----------------------------
                                              William M. Edwards, III
                                                    Controller
                                          (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                          Description
     -------      ----------------------------------------------------

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27        Financial Data Schedule