Form 10-Q
period 1996-06-30
GTE FLORIDA INC
filed 1996-08-14
CIK 40865

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              June 30, 1996

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

The Company had 23,400,000 shares of $25 par value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                 --------------------------          -------------------------
                                                   1996              1995              1996             1995
                                                 --------          --------          --------         --------
                                                                     (Thousands of Dollars)
REVENUES AND SALES:
  Local services                                 $164,144          $155,329          $332,567         $306,979
  Network access services                         124,391           110,520           255,763          225,325
  Toll services                                    18,556            21,023            37,160           41,625
  Other services and sales                         77,417            73,395           116,979          112,443
                                                 --------          --------          --------         --------
   Total revenues and sales                       384,508           360,267           742,469          686,372
                                                 --------          --------          --------         --------
OPERATING COSTS AND EXPENSES:
  Cost of services and sales                      137,070           133,476           274,129          258,301
  Selling, general and administrative              54,388            54,191           100,427          105,816
  Depreciation and amortization                    91,208            71,559           165,918          141,409
                                                 --------          --------          --------         --------
   Total operating costs and expenses             282,666           259,226           540,474          505,526
                                                 --------          --------          --------         --------
OPERATING INCOME                                  101,842           101,041           201,995          180,846

  Interest - net                                   15,107            15,806            30,478           31,599
                                                 --------          --------          --------         --------
INCOME BEFORE INCOME TAXES                         86,735            85,235           171,517          149,247
  Income taxes                                     33,223            31,419            65,420           56,100
                                                 --------          --------          --------         --------
NET INCOME                                       $ 53,512          $ 53,816          $106,097         $ 93,147
                                                 ========          ========          ========         ========





Per share data is omitted since the Company's common stock is 100% owned by GTE
                              Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                               --------------------------          -------------------------
                                                 1996              1995              1996              1995
                                               --------          --------          --------         --------
         Net income                            $   53.5          $   53.8          $  106.1         $   93.1

Net income remained virtually unchanged for the three months and increased 14% or $13 for the six months ended June 30, 1996, compared to the same periods in 1995. Net income was flat for the second quarter as higher depreciation expenses due to changes in plant balances and one-time adjustments were offset by continuing revenue growth. The six month increase is primarily due to higher revenues and sales, partially offset by higher operating costs and expenses, including higher depreciation expense as mentioned above.

Revenues and Sales

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                             June 30,
                                                 ------------------------             ------------------------
                                                  1996              1995               1996              1995
                                                 ------            ------             ------            ------
         Local services                          $164.1            $155.4             $332.6            $307.0
         Network access services                  124.4             110.5              255.7             225.3
         Toll services                             18.6              21.0               37.2              41.6
         Other services and sales                  77.4              73.4              117.0             112.5
                                                 ------            ------             ------            ------
          Total revenues and sales               $384.5            $360.3             $742.5            $686.4

Total revenues and sales increased 7% or $24.2 and 8% or $56.1 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 6% or $8.7 and 8% or $25.6 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 5% for both the three and six months ended June 30, 1996, which generated additional revenues of $5.1 and $10, respectively. The increases also reflect growth of $2.3 and $5.4 in sales of CentraNet(R) and custom calling features, such as SmartCall(R). Additionally, the year-to-date increase reflects a $9.5 favorable settlement recorded in the first quarter of 1996 from a previous rate case discussed in Other Matters.

Network access service revenues increased 13% or $13.9 and $30.4 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. Minutes of use increased 9% for both the three and six months ended June 30, 1996, which generated additional revenues of $7.8 and $14.5, respectively. The three and six month increases are also due to increases of $3 and $4.9 in special access revenues. The net effect of the May and August 1995 interstate rate changes associated with the Federal Communications Commission's (FCC) price cap resulted in additional revenues of $1 and $5.2 during second quarter and year-to-date periods, respectively.

Toll service revenues decreased 11% or $2.4 and $4.4 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to the introduction of optional discount calling plans, which effectively lowered intrastate long distance rates, and 10XXX intraLATA toll competition. These decreases are slightly offset by an increase in toll volumes.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Other services and sales revenues increased 5% or $4 and 4% or $4.5 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are related to growth in Personal Secretary(R) voice messaging services and timing of directory publications.

Operating Costs and Expenses

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                                  -------------------------            -----------------------
                                                   1996               1995              1996             1995
                                                  ------             ------            ------           ------
         Total operating costs and expenses       $282.7             $259.2            $540.5           $505.5

Total operating costs and expenses increased 9% or $23.5 and 7% or $35 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases primarily reflect increases in depreciation expense of $19.6 and $24.5, mainly due to changes in plant balances and one-time adjustments and prospective rate changes, increases of $2.1 and $5.2 in digital switching software upgrades and increases of $2.9 and $5 in uncollectibles. The impact of $5.5 in pension settlement gains recorded in the second quarter of 1995 was partially offset by $2.5 of settlement gains recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

 Income Taxes

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                              June 30,
                                                  -----------------------              -----------------------
                                                  1996              1995               1996              1995
                                                  -----             -----              -----             -----
         Income taxes                             $33.2             $31.4              $65.4             $56.1

Income taxes increased 6% or $1.8 and 17% or $9.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily due to corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through
commercial paper borrowings or borrowings from GTE.   As of July 1, 1996, the
Company participated with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement the Company can issue up to $300 of commercial paper.

The Company's primary source of funds during the first six months of 1996 was cash from operations of $267.4 compared to $191.7 for the same period in 1995. The year-to-year increase in cash from operations primarily reflects improved results from operations and a decrease in the Company's working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


The Company's capital expenditures during the first six months of 1996 were $115.4 compared to $127.3 for the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates lower capital expenditures during the remainder of 1996 compared to 1995, as future capital expenditures related to the deployment of broadband video networks will be incurred by Media Ventures Incorporated, a separate subsidiary of GTE (see discussion in Other Matters).

Cash used in financing activities was $144.7 during the first six months of 1996 compared to $64.6 for the same period in 1995. Cash used in financing included dividend payments of $100.1 in the first six months of 1996 compared to $72.2 for the same period in 1995. Short-term financing, including the net change in affiliate notes, increased $26.4 for the first six months of 1996, compared to a decrease of $22.8 for the same period in 1995. In May 1995, the Company received a capital contribution of $50 from GTE to improve the Company's financial position.

OTHER MATTERS

In connection with the re-engineering plan, during the first six months of 1996, costs of approximately $28.6 have been incurred, including $21.6 to re-engineer customer service processes and $7 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $121 have been incurred, including $80 to re-engineer customer service processes and $17 to re-engineer administrative processes. The restructuring costs also include $24 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of June 30, 1996, $73.3 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

During 1995 and the first six months of 1996, the Company had expended $10.5 on the construction of its broadband video dialtone network in Clearwater, Florida. In June 1996, the City of Clearwater, Florida approved a cable TV franchise application which enabled Media Ventures Incorporated (Media Ventures), a separate subsidiary of GTE, to begin offering cable service on
June 24, 1996.   As a result of Media Ventures receiving approval to pursue video entry as a cable operator, the network originally constructed by the Company will be transferred at cost to Media Ventures in the third quarter of 1996. All future cable services will be offered by GTE through Media Ventures.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Florida, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. On June 24, 1996, the FCC ordered all local-exchange carriers (LECs) subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $1, effective July 1, 1996.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


On January 21, 1993, the Florida Public Service Commission (FPSC) issued an order effective January 6, 1993 to reduce rates by $14.5. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the FPSC lowered the rate reduction by $0.8. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the FPSC should not have made a $4.8 adjustment for expenses associated with affiliate transactions and remanded this issue to the FPSC. Effective May 2, 1995, the FPSC approved a $4.8 increase to certain local rates; however, it did not approve a surcharge to recover lost revenues for the period that the wrongful decision was in effect. Consequently, the Company filed an appeal of the surcharge issue with the Florida Supreme Court. On February 29, 1996, the Florida Supreme Court reversed the FPSC's surcharge decision, finding that the Company is entitled to recovery of its erroneously disallowed expenses for the period of May 27, 1993 through May 3, 1995. On remand, the FPSC approved a one-time surcharge of $8.65 (in whole dollars) per line. Based on this decision, the Company recorded $9.5 of revenues in the first quarter of 1996. However, the Company was precluded from billing the surcharge when the Office of Public Counsel filed a petition for hearing with the FPSC. The petition was denied and parties are now required to file briefs regarding the legal issues. The FPSC should rule on the surcharge during the third quarter of 1996.

In July 1995, the Florida Legislature passed a bill which replaces earnings regulation with price regulation and opens the local-exchange to competition. One provision of the bill requires intrastate access rates that are higher than interstate access rates be reduced by at least 5% annually until parity with 1994 interstate access rates is attained. The estimated impact of the intrastate access rate reduction is $7.7 annually. The rates from the first annual filing under these provisions should be effective October 1, 1996.

In April 1996, the FPSC issued an order which established the rates, terms and conditions for interconnection between the Company and alternative local-exchange carriers (ALECs). The Company filed for reconsideration of the order which the FPSC denied. Legal options are currently being evaluated. In June 1996, the FPSC ruled on the rates, terms and conditions for the resale of the Company's services by ALECs. The Company has appealed the order to the Florida Supreme Court and requested a stay of the FPSC's order pending the Court's review.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            December 31,
                                                                                1996                  1995
                                                                            ------------          ------------
                                                                                (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:
  Cash and temporary investments                                            $     10,328          $      3,066
  Receivables, less allowances of $24,344 and $17,717                            323,996               332,842
  Notes receivable from affiliate                                                     --                 5,412
  Inventories and supplies                                                        21,842                17,733
  Deferred income tax benefits                                                        --                 9,394
  Other                                                                            7,522                 7,961
                                                                            ------------          ------------
   Total current assets                                                          363,688               376,408
                                                                            ------------          ------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                         4,014,601             3,935,080
  Accumulated depreciation                                                    (2,113,604)           (1,985,482)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    1,900,997             1,949,598
                                                                            ------------          ------------
OTHER ASSETS, primarily employee benefit plans                                   130,900               118,765
                                                                            ------------          ------------
Total assets                                                                $  2,395,585          $  2,444,771
                                                                            ============          ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities                      $     28,627          $     78,634
  Accounts payable                                                               103,298               125,435
  Taxes payable                                                                   36,531                   876
  Accrued interest                                                                 8,823                 9,111
  Accrued payroll costs                                                           35,279                38,177
  Dividends payable                                                               73,170                34,027
  Accrued restructuring costs                                                     73,292               101,905
  Deferred income tax liabilities                                                  2,402                    --
  Other                                                                           33,131                47,934
                                                                            ------------          ------------
   Total current liabilities                                                     394,553               436,099
                                                                            ------------          ------------
NON-CURRENT LIABILITIES:
  Long-term debt                                                                 786,070               785,155
  Deferred income taxes                                                          199,696               199,598
  Employee benefit plans                                                         133,724               117,050
  Other liabilities                                                               11,067                 3,293
                                                                            ------------          ------------
   Total non-current liabilities                                               1,130,557             1,105,096
                                                                            ------------          ------------
SHAREHOLDERS' EQUITY:
  Preferred stock                                                                 60,096                60,096
  Common stock (23,400,000 shares issued)                                        585,000               585,000
  Additional paid-in capital                                                      50,289                50,289
  Retained earnings                                                              175,090               208,191
                                                                            ------------          ------------
   Total shareholders' equity                                                    870,475               903,576
                                                                            ------------          ------------
Total liabilities and shareholders' equity                                  $  2,395,585          $  2,444,771
                                                                            ============          ============


           See Notes to Condensed Consolidated Financial Statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              --------------------------------
                                                                                 1996                   1995
                                                                              ----------             ---------
                                                                                    (Thousands of Dollars)
OPERATIONS:
  Net income                                                                   $ 106,097             $  93,147
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 165,918               141,409
   Deferred income taxes                                                          11,894                11,718
   Provision for uncollectible accounts                                           18,916                13,934
   Changes in current assets and current liabilities                             (41,852)              (64,734)
   Other - net                                                                     6,427                (3,774)
                                                                               ---------             ---------
   Net cash from operations                                                      267,400               191,700
                                                                               ---------             ---------
INVESTING:
  Capital expenditures                                                          (115,430)             (127,301)
                                                                               ---------             ---------
   Cash used in investing                                                       (115,430)             (127,301)
                                                                               ---------             ---------
FINANCING:
  Long-term debt retired                                                         (71,058)              (19,817)
  Dividends                                                                     (100,055)              (72,236)
  Capital contribution from GTE                                                       --                50,000
  Decrease in short-term obligations, excluding current maturities                    --               (38,033)
  Net change in affiliate notes                                                   26,405                15,191
  Other - net                                                                         --                   272
                                                                               ---------             ---------
   Net cash used in financing                                                   (144,708)              (64,623)
                                                                               ---------             ---------
Increase (decrease) in cash and temporary investments                              7,262                  (224)

Cash and temporary investments:
  Beginning of period                                                              3,066                10,527
                                                                               ---------             ---------
  End of period                                                                $  10,328             $  10,303
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

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-K.

          (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          (27)   Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTE FLORIDA INCORPORATED
                                      ------------------------------
                                              (Registrant)


Date:  August 14, 1996                   WILLIAM M. EDWARDS, III
       ---------------                ------------------------------
                                         William M. Edwards, III
                                       Vice President - Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                Description
- -------                               -----------
  12            Statement re: Calculation of the Consolidated Ratio of Earnings
                to Fixed Charges

  27            Financial Data Schedule