Form 10-Q
period 1996-09-30
GTE FLORIDA INC
filed 1996-11-13
CIK 40865

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended            September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from         to

Commission File Number               1-3090

                            GTE FLORIDA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  FLORIDA                               59-0397520
      (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

 600 Hidden Ridge, HQE04B12-Irving, Texas                75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code    972-718-5600


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

                                                    YES  X     NO
                                                       -----     -----

The Company had 23,400,000 shares of $25 par value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                              ---------------------------         ----------------------------
                                                 1996             1995              1996              1995
                                              ----------       ----------         ---------         ----------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                              $   161,221       $   154,488       $   493,788      $   461,467
  Network access services                         122,964           110,779           378,727          336,104
  Toll services                                    17,390            20,487            54,550           62,112
  Other services and sales                         62,284            57,846           179,263          170,289
                                              -----------       -----------       -----------      -----------
   Total revenues and sales                       363,859           343,600         1,106,328        1,029,972
                                              -----------       -----------       -----------      -----------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                      133,179           145,929           407,308          404,230
  Selling, general and administrative              59,038            54,353           159,465          160,169
  Depreciation and amortization                    90,325            75,271           256,243          216,680
                                              -----------       -----------       -----------      -----------
   Total operating costs and expenses             282,542           275,553           823,016          781,079
                                              -----------       -----------       -----------      -----------
OPERATING INCOME                                   81,317            68,047           283,312          248,893

  Interest-net                                     14,289            16,423            44,767           48,022
                                              -----------       -----------       -----------      -----------
INCOME BEFORE INCOME TAXES                         67,028            51,624           238,545          200,871
  Income taxes                                     25,100            19,850            90,520           75,950
                                              -----------       -----------       -----------      -----------
NET INCOME                                    $    41,928       $    31,774       $   148,025      $   124,921
                                              ===========       ===========       ===========      ===========





Per share data is omitted since the Company's common stock is 100% owned by GTE
                              Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS
---------------------
                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                               -----------------------             ------------------------
                                                1996             1995              1996               1995
                                               -----             -----             -----             ------
         Net income                            $41.9             $31.8             $148.0            $124.9

Net income increased 32% or $10.1 and 18% or $23.1 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The three and nine month increases are primarily due to higher revenues and sales, partially offset by higher operating costs and expenses, including higher depreciation expense due to changes in plant balances, one-time adjustments and prospective rate changes.

Revenues and Sales

                                                  Three Months Ended                     Nine Months Ended
                                                     September 30,                           September 30,
                                                -------------------------             -------------------------
                                                 1996              1995                 1996              1995
                                                ------            -------             -------           -------
         Local services                          $161.2            $154.5           $  493.8          $  461.5
         Network access services                  123.0             110.8              378.7             336.1
         Toll services                             17.4              20.5               54.5              62.1
         Other services and sales                  62.3              57.8              179.3             170.3
                                                 ------            ------           --------          --------
          Total revenues and sales               $363.9            $343.6           $1,106.3          $1,030.0

Total revenues and sales increased 6% or $20.3 and 7% or $76.3 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 4% or $6.7 and 7% or $32.3 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 5% for both the three and nine months ended September 30, 1996, which generated additional revenues of $6.1 and $16.1, respectively. The increases also reflect growth of $3.3 and $8.7 in sales of CentraNet(trademark) and custom calling features, such as SmartCall(trademark). Additionally, the year-to-date increase reflects a $9.5 favorable settlement recorded in the first quarter of 1996 from a previous rate case discussed in Other Matters. The three and nine month increases are partially offset by $1.7 and $3.7 decreases in private line and public telephone services.

Network access service revenues increased 11% or $12.2 and 13% or $42.6 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Minutes of use increased 8% for both the three and nine months ended September 30, 1996, which generated additional revenues of $5.9 and $20.4, respectively. The three and nine month increases are also related to growth in special access revenues of $2.4 and $7.3 and higher end user access charge revenues of $1.3 and $3.3 associated with access line growth.
The net effect of the changes in interstate access revenues associated with the Federal Communications Commission's (FCC) 1995 and 1996 price caps resulted in additional revenues of $5.3 during the nine month period.

Toll service revenues decreased 15% or $3.1 and 12% or $7.6 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to the introduction of optional discount calling plans, which effectively lowered intrastate long distance rates, and 10XXX intraLATA toll competition. These decreases are slightly offset by an increase in toll volumes.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Other services and sales revenues increased 8% or $4.5 and 5% or $9 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are related to a $1 and $3.4 growth in Personal Secretary(trademark) voice messaging services, additional equipment sales of $1.5 and $4.4 and a $1.1 and $2.7 increase related to the timing of directory publications.

Operating Costs and Expenses

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
                                                -----------------------------        ---------------------------
                                                  1996               1995               1996              1995
                                                ---------          ----------        ----------         --------
         Total operating costs and                $282.5             $275.6            $823.0           $781.1
         expenses

Total operating costs and expenses increased 3% or $6.9 and 5% or $41.9 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increases primarily reflect increases in depreciation expense of $15.1 and $39.6, mainly due to changes in plant balances, one-time adjustments and prospective rate changes, increases of $5.3 and $10 in uncollectibles and an increase of $1.5 related to the reserve for inside wire maintenance settlement costs recorded in the third quarter of 1996. The three and nine month increases are also due to a $1.7 and $3.5 increase in costs related to actuarial adjustments to the Company's benefit plans. The three and nine month increases are partially offset by decreases of $9.5 and $4.3 in digital switching software upgrades and a $3.8 and $2.7 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs. The impact of $5.5 in pension settlement gains recorded in the second quarter of 1995 was partially offset by $2.5 of settlement gains recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

 Other (Income) Expense

                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                               ----------------------------------------------------------
                                               1996              1995              1996              1995
                                               ----              ----              ----              ----
         Interest - net                       $14.3             $16.4              $44.8             $48.0
         Income taxes                          25.1              19.9               90.5              76.0

Interest - net decreased 13% or $2.1 and 7% or $3.2 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995, which reflects lower interest payments associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995.

Income taxes increased 26% or $5.2 and 19% or $14.5 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily due to corresponding increases in pre-tax income.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 of commercial paper.

The Company's primary source of funds during the first nine months of 1996 was cash from operations of $392.8 compared to $333.5 for the same period in 1995. The year-to-year increase in cash from operations primarily reflects improved results from operations, partially offset by an increase in the Company's working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first nine months of 1996 were $187 compared to $198.6 for the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates lower capital expenditures during the remainder of 1996 compared to 1995, as future capital expenditures related to the deployment of broadband video networks will be incurred by Media Ventures Incorporated (Media Ventures), a separate subsidiary of GTE. The video network originally constructed by the Company was transferred at its cost of $10.4 to Media Ventures in the third quarter of 1996 (see discussion in Other Matters).

Cash used in financing activities was $201.3 during the first nine months of 1996 compared to $135.4 for the same period in 1995. Cash used in financing included dividend payments of $173.7 in the first nine months of 1996 compared to $117.6 for the same period in 1995. Short-term financing, including the net change in affiliate notes, increased $43.5 for the first nine months of 1996, compared to a decrease of $48.2 for the same period in 1995. In May 1995, the Company received a capital contribution of $50 from GTE to improve the Company's financial position.

OTHER MATTERS

In connection with the re-engineering plan, during the first nine months of 1996, costs of approximately $39.6 have been incurred, including $30.4 to re-engineer customer service processes and $9.2 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $132 have been incurred, including $88.8 to re-engineer customer service processes and $19.2 to re-engineer administrative processes. The restructuring costs also include $24 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of September 30, 1996, $62.3 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


On August 8, 1996, the FCC published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to local-exchange carriers (LECs) by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including Florida. Arbitration hearings began in October 1996 to determine the prices and terms of unresolved issues. State commission decisions are expected to be issued over a period extending through the first quarter of 1997.

During 1995 and the first six months of 1996, the Company had expended $10.4 on the construction of its broadband video dialtone network in Clearwater, Florida. In June 1996, the City of Clearwater, Florida approved a cable TV franchise application which enabled Media Ventures to begin offering cable service on June 24, 1996. As a result, the network originally constructed by the Company was transferred at its cost to Media Ventures in the third quarter of 1996. All future cable services will be offered by GTE through Media Ventures.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Florida, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $1, effective July 1, 1996.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


On January 21, 1993, the Florida Public Service Commission (FPSC) issued an order effective January 6, 1993 to reduce rates by $14.5. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the FPSC lowered the rate reduction by $0.8. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the FPSC should not have made a $4.8 adjustment for expenses associated with affiliate transactions and remanded this issue to the FPSC. Effective May 2, 1995, the FPSC approved a $4.8 increase to certain local rates; however, it did not approve a surcharge to recover lost revenues for the period that the wrongful decision was in effect. Consequently, the Company filed an appeal of the surcharge issue with the Florida Supreme Court. On February 29, 1996, the Florida Supreme Court reversed the FPSC's surcharge decision, finding that the Company is entitled to recovery of its erroneously disallowed expenses for the period of May 27, 1993 through May 3, 1995. On remand, the FPSC approved a one-time surcharge; therefore, the Company recorded $9.5 of revenues in the first quarter of 1996. The Company billed the surcharge in October 1996.

In July 1995, the Florida Legislature passed a bill which replaces earnings regulation with price regulation and opens the local-exchange to competition. One provision of the bill requires intrastate access rates that are higher than interstate access rates be reduced by at least 5% annually until parity with 1994 interstate access rates is attained. The estimated impact of the intrastate access rate reduction is $7.7 annually. The rates from the first annual filing under these provisions were effective October 1, 1996.

In April 1996, the FPSC issued an order which established the rates, terms and conditions for interconnection between the Company and alternative local-exchange carriers (ALECs). The Company filed for reconsideration of the order which the FPSC denied. On October 11, 1996, the Company appealed this order with the Florida Supreme Court.

In June 1996, the FPSC ruled on the rates, terms and conditions for the resale of the Company's services by ALECs. On July 22, 1996, the Company also appealed this order to the Florida Supreme Court and requested a stay of the FPSC's order pending the Court's review.

Eleven separate class action lawsuits have been brought against the Company and five of its affiliates relating to the provision of inside wire maintenance services. All cases are in different stages in the various legal systems. On August 8, 1996, a preliminary settlement was reached in one of the cases. The Court has conditionally certified this case as a national class of plaintiffs for settlement purposes. While all cases have not yet been consolidated, it is GTE's intent to consolidate all pending lawsuits and effect a nationwide settlement of all inside wire claims. A fairness hearing will be held on December 18, 1996. This hearing will allow for any objections to the settlement and could finally approve the settlement. If accepted, all pending lawsuits would be dismissed and future lawsuits would be precluded from 1987 to the date of settlement. Management believes that the Company has adequately provided for this settlement in its financial statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,          December 31,
                                                                                1996                  1995
                                                                      --------------------    -----------------
                                                                                  (Thousands of Dollars)
                                ASSETS
                                ------
CURRENT ASSETS:
  Cash and temporary investments                                              $   17,966           $     3,066

  Receivables, less allowances of $29,564 and $17,717                            325,102               332,842
  Notes receivable from affiliate                                                     --                 5,412
  Inventories and supplies                                                        31,226                17,733
  Deferred income tax benefits                                                        --                 9,394
  Other                                                                            6,283                 7,961
                                                                              ----------           -----------
   Total current assets                                                          380,577               376,408
                                                                              ----------           -----------
PROPERTY, PLANT AND EQUIPMENT, at cost                                         4,060,225             3,935,080
  Accumulated depreciation                                                    (2,186,960)           (1,985,482)
                                                                              ----------           -----------
Total property, plant and equipment, net                                       1,873,265             1,949,598
                                                                              ----------           -----------
OTHER ASSETS, primarily employee benefit plans                                   140,839               118,765
                                                                              ----------           -----------
Total assets                                                                 $ 2,394,681           $ 2,444,771
                                                                             ===========           ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
  Short-term obligations, including current maturities                       $    45,722           $    78,634
  Accounts payable                                                               102,518               125,435
  Taxes payable                                                                   37,252                   876
  Accrued interest                                                                15,892                 9,111
  Accrued payroll costs                                                           31,054                38,177
  Dividends payable                                                              124,071                34,027
  Accrued restructuring costs                                                     62,319               101,905

  Deferred income tax liabilities                                                  6,767                    --
  Other                                                                           50,448                47,934
                                                                              ----------           -----------
   Total current liabilities                                                     476,043               436,099
                                                                              ----------           -----------

  Long-term debt                                                                 786,082               785,155
  Deferred income taxes                                                          192,072               199,598
  Employee benefit plans                                                         145,954               117,050
  Other liabilities                                                                6,718                 3,293
                                                                              ----------           -----------
   Total liabilities                                                           1,606,869             1,541,195
                                                                              ----------           -----------
SHAREHOLDERS' EQUITY:
  Preferred stock                                                                 60,096                60,096
  Common stock (23,400,000 shares issued)                                        585,000               585,000
  Additional paid-in capital                                                      50,289                50,289
  Retained earnings                                                               92,427               208,191
                                                                              ----------           -----------
   Total shareholders' equity                                                    787,812               903,576
                                                                              ----------           -----------
Total liabilities and shareholders' equity                                   $ 2,394,681           $ 2,444,771
                                                                             ===========           ===========

           See Notes to Condensed Consolidated Financial Statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            ---------------------------------
                                                                                 1996                  1995
                                                                            ------------            ----------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                                 $   148,025           $   124,921

  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 256,243               216,680
   Deferred income taxes                                                           8,635                25,116
   Provision for uncollectible accounts                                           31,888                18,914
   Change in current assets and current liabilities                              (54,945)              (50,262)
   Other-net                                                                       2,992                (1,885)
                                                                             -----------           -----------
   Net cash from operations                                                      392,838               333,484
                                                                             -----------           -----------

INVESTING
  Capital expenditures                                                          (187,039)             (198,609)
  Proceeds from the transfer of assets                                            10,434                    --
                                                                             -----------           -----------
   Net cash used in investing                                                   (176,605)             (198,609)
                                                                             -----------           -----------

FINANCING
  Long-term debt retired                                                         (71,090)              (19,590)
  Dividends                                                                     (173,745)             (117,556)

  Capital contribution from GTE                                                       --                50,000
  Increase (decrease) in short-term obligations,
   excluding current maturities                                                   12,500               (53,600)
  Net change in affiliate notes                                                   31,002                 5,385
                                                                             -----------           -----------
   Net cash used in financing                                                   (201,333)             (135,361)
                                                                             -----------           -----------
Increase (decrease) in cash and temporary investments                             14,900                  (486)

Cash and temporary investments:

  Beginning of period                                                              3,066                10,527
                                                                             -----------           -----------
  End of period                                                              $    17,966           $    10,041
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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a)   Exhibits required by Item 601 of Regulation S-K.

         (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GTE Florida Incorporated
                                         ------------------------
                                               (Registrant)


Date:  November 13, 1996                 William M. Edwards, III
                                         ------------------------
                                         William M. Edwards, III
                                         Vice President - Controller
                                         (Principal Accounting Officer)

EXHIBIT INDEX


      Exhibit
       Number                            Description
      --------            ------------------------------------------------------
        12                Statement re: Calculation of the Consolidated Ratio
                          of Earnings to Fixed Charges

        27                Financial Data Schedule