Form 10-K405
period 1996-12-31
GTE FLORIDA INC
filed 1997-03-26
CIK 40865

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 1996

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

                                                        YES   X      NO
                                                            -----       -----
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.     X
                  -----

THE COMPANY HAD 23,400,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item                                                                                 Page

Part I

       1.    Business                                                                   1

       2.    Properties                                                                 5

       3.    Legal Proceedings                                                          5

       4.    Submission of Matters to a Vote of Security Holders                        5

Part II

       5.    Market for the Registrant's Common Equity and Related
             Shareholder Matters                                                        6

       6.    Selected Financial Data                                                    7

       7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                        8

       8.    Financial Statements and Supplementary Data                               13

       9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                       33
Part III

      10.    Directors and Executive Officers of the Registrant                        34

      11.    Executive Compensation                                                    37

      12.    Security Ownership of Certain Beneficial Owners and Management            45

      13.    Certain Relationships and Related Transactions                            45

Part IV

      14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K           46

PART I

Item 1.  Business

GTE Florida Incorporated (the Company) (formerly General Telephone Company of Florida, formerly Peninsular Telephone Company) was incorporated on June 20, 1901, as a corporation for profit pursuant to the general corporation laws of the state of Florida. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

The Company has two wholly-owned subsidiaries, GTE Communications Corporation (GTECC) and GTE Funding Incorporated (GTE Funding). GTECC contains the majority of the Company's nonregulated operations, including the provision of telecommunications customer premise equipment to business and residential customers and other products and services. GTE Funding provides short-term financing and investment vehicles and cash management services for seven of GTE's domestic telephone operating subsidiaries. In addition, the accounts of Televac, Inc. (Televac), a wholly-owned subsidiary of GTE and a special-purpose entity which purchased the Company's customer and other accounts receivable, have been consolidated with the Company.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's exchanges within the central-west coast Florida market area. InterLATA service to other points in and out of Florida is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance services. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1996, the Company served 2,499,673 access lines in its service territories.

At December 31, 1996, the Company had 7,182 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all hourly employees. In 1996, a new agreement was reached with the IBEW. No agreements expire in 1997.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers and cable providers, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC released its rules implementing the provision of number portability and dialing parity in accord with the Telecommunications Act. In August 1996, the FCC also adopted its rules governing interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues have been released (See
Note 11 of the Company's consolidated financial statements included in Item 8). Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Florida.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Florida. In addition, nineteen states, including Florida, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine states which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The FPSC has adopted price regulation for its intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

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


INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities.

GTE Florida Incorporated (the Company):

Restructuring and Cost Control

During 1996, the Company substantially completed the implementation of its three-year $194.3 million re-engineering program. Total costs of the program included $125.2 million related to improvements in customer service processes, $45.1 million related to improvements in administrative processes and $24 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits related to employee reductions.

GTE Corporation (GTE):

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation (Title VI). The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations.

GTE, through a separate subsidiary, made its initial entry into the video market under Title VI. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. At the end of 1996, GTE had been granted six franchises, including three franchises in Pinellas County, Florida. Construction of the networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000.

Internet Access

GTE, through a separate subsidiary, was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states, including Florida. An agreement with UUNET Technologies provides the Internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

GTE Long Distance

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 8, 1996, GTE was restricted from jointly marketing the products and services of the Company with those of GTE's interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long distance business, as discussed above. By December 31, 1996, GTE, through a separate subsidiary, was offering the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states and was serving over 825,000 customers.


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

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the Florida counties of Hillsborough, Manatee, Pasco, Pinellas, Polk and Sarasota, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1992 to December 31, 1996, the Company made capital expenditures of $1.4 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 34% of gross plant of $4.1 billion at December 31, 1996.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 of the Company's consolidated financial statements in Item 8.


Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.

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

SHAREHOLDER SERVICES
The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.


PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1996 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.


INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the
following universal resource:    http://www.gte.com


PRODUCTS AND SERVICES HOTLINE
Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

Item 6.  Selected Financial Data

GTE Florida Incorporated and Subsidiaries

                                                                Years Ended December 31,
                                              --------------------------------------------------------------
Selected Income Statement Items (a)              1996        1995          1994        1993(b)       1992
-----------------------------------           --------------------------------------------------------------
                                                                   (Thousands of Dollars)
Revenues and sales                            $1,506,272  $1,401,948    $1,327,133   $1,246,531  $1,286,725
Operating costs and expenses                   1,122,670   1,058,263     1,040,478    1,210,721     947,803
                                              --------------------------------------------------------------

Operating income                                 383,602     343,685       286,655       35,810     338,922
Interest - net                                    61,786      63,600        60,233       67,961      74,209
Income taxes (benefit)                           123,736     104,612        86,167     (16,924)      98,789
                                              --------------------------------------------------------------
Income (loss) before extraordinary charges       198,080     175,473       140,255     (15,227)     165,924
Extraordinary charges                                 --   (378,641)(c)         --     (19,751)          --
                                              --------------------------------------------------------------
Net income (loss)                             $  198,080  $(203,168)      $140,255    $(34,978)    $165,924
                                              ==============================================================
Dividends declared on common stock            $  319,056    $137,357      $110,504      $70,017    $110,788
Dividends declared on preferred stock              4,258       4,258         4,264        4,258       4,257
------------------------------------------------------------------------------------------------------------
                                                                   As of December 31,
                                              --------------------------------------------------------------
Selected Balance Sheet Items                    1996         1995         1994         1993        1992
----------------------------                  --------------------------------------------------------------
                                                                 (Thousands of Dollars)

Property, plant and equipment, net (c)        $1,877,122  $1,949,598    $2,552,102   $2,564,383  $2,557,031
Total assets                                   2,398,893   2,444,771     2,990,255    2,963,152   2,884,912
Long-term debt                                   766,096     785,155       729,754      747,946     782,843
Shareholders' equity                             778,342     903,576     1,198,359    1,172,872   1,282,125
------------------------------------------------------------------------------------------------------------



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Florida Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in 24 exchanges on the central-west coast of Florida. At December 31, 1996, the Company served 2,499,673 access lines in its service territories.

RESULTS OF OPERATIONS

                                            Years Ended December 31,
                                   ----------------------------------------
                                   1996             1995             1994
                                   ----------------------------------------
     Net income (loss)             $198.1         $(203.2)           $140.3


The net loss for 1995 includes one-time extraordinary charges (net of tax) of $374.3 for the discontinuance of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and $4.3 for the early retirement of debt in the fourth quarter of 1995.

 Excluding these charges, net income increased 13% or $22.6 and 25% or $35.1 in 1996 and 1995, respectively. The increases in 1996 and 1995 are primarily attributable to higher revenues and sales resulting from continued customer growth, partially offset by increased operating costs and expenses associated with higher depreciation costs.


  REVENUES AND SALES

                                            Years Ended December 31,
                                  ------------------------------------------
                                     1996             1995             1994
                                  ------------------------------------------
     Local services                 $662.4           $615.6           $578.5
     Network access services         505.3            456.1            427.1
     Toll services                    73.7             80.8             82.0
     Other services and sales        264.9            249.4            239.5
                                  ------------------------------------------
        Total revenues and sales  $1,506.3         $1,401.9         $1,327.1

Total revenues and sales increased 7% or $104.4 and 6% or $74.8 in 1996 and 1995, respectively.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 8% or $46.8 and 6% or $37.1 in 1996 and 1995, respectively. The number of access lines increased by 5% and 4% in 1996 and 1995, respectively, which generated additional revenues of $21.4 and $15.6. The 1996 increase is also attributable to a $7.4 increase in revenues from enhanced customer calling features, such as SmartCall (R); a $5.1 increase in Centranet
(R) sales; a $5.9 growth in integrated digital services revenues and a $10.3 favorable settlement from a previous rate case (as discussed in Note 11 of the consolidated financial statements included in Item 8). The 1996 increase is slightly offset by a $5 decrease in private line sales and public telephone services. Additionally, the 1995 increase is driven by a $5.7 growth in revenues from enhanced custom calling features, a $6.4 growth in new services revenues, including Integrated Services Digital Network (ISDN), a $2.5 growth in private line revenues and a $2.8 growth in operator services revenues.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local- exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 11% or $49.2 and 7% or $29 in 1996 and 1995, respectively. Minutes of use increased 9% and 8% in 1996 and 1995, respectively, generating $27.9 and $25 of additional revenues. Also contributing to the 1996 increase are a $4.4 growth in end user access charge revenues, an $11 growth in special access revenues due to an increase in lines and a $3 increase in support payments received from the National Exchange Carrier Association (NECA). The 1996 increase also includes the net effect of interstate rate changes that resulted in additional revenues of $3.4 associated with the Federal Communications Commission (FCC) Price Cap (as discussed in Note 11 of the consolidated financial statements included in Item 8). Additionally, the 1995 increase reflects a $6.3 growth in end user access charges and the net effect of interstate rate changes of $13.1 related to the FCC Price Cap. The 1995 increase is partially offset by $14.1 of lower interstate access revenues associated with the affiliate audit price reductions and a $2.5 reduction in support payments from NECA.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 9% or $7.1 and 1% or $1.2 in 1996 and 1995, respectively. The 1996 decrease reflects the impact of optional discount calling plans, which effectively lowered intrastate toll rates, and intraLATA competition, partially offset by an increase in toll volumes. The 1995 decrease is primarily driven by a decline in toll usage resulting from intraLATA toll competition.

Other services and sales revenues increased 6% or $15.5 and 4% or $9.9 in 1996 and 1995, respectively. The 1996 increase is a result of a $6.3 increase in equipment sales, a $4.1 increase in revenues derived from sales of voice messaging services and a $4.2 increase related to the timing of directory publications. The 1995 increase is attributable to an increase of $5.2 from sales of voice messaging services, a $3.8 growth in Radio Paging sales, a $2.9 increase in cellular operator services, and a $1.7 growth in directory revenues, partially offset by a decrease of $6.1 in equipment sales.

  OPERATING COSTS AND EXPENSES



                                                        Year Ended December 31,
                                            ------------------------------------------
                                                1996             1995             1994
                                            ------------------------------------------
    Cost of services and sales              $  549.7         $  540.1         $  538.3
    Selling, general and administrative        223.6            232.6            225.0
    Depreciation and amortization              349.4            285.6            277.2
                                            ------------------------------------------
       Total operating costs and expenses   $1,122.7         $1,058.3         $1,040.5

Total operating costs and expenses increased 6% or $64.4 and 2% or $17.8 in 1996 and 1995, respectively. The 1996 increase in operating costs and expenses reflects an increase in depreciation expense of $63.8 primarily due to changes in plant balances, one-time adjustments and prospective rate changes to reflect revised salvage values and an increase of $16.3 in uncollectibles. Also contributing to the 1996 increase is a $3.5 change in costs related to actuarial adjustments to the Company's benefit plans. In addition, the 1996 increase includes an $11.5 increase in the reserve for potential settlement costs associated with inside wire maintenance costs and other non-regulated services, as discussed below. The 1996 increase is partially offset by an $8.9 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs, a $12.2 increase in settlement gains recorded in 1996 for the Company's pension plans and $4.6 of lower costs related to the collection of interexchange carrier receivables.

The 1995 increase in operating costs and expenses is primarily attributable to a $6.4 increase of costs associated with the deployment of the Company's video dialtone network in the Clearwater, Florida area, an $8.4 increase in depreciation costs, primarily related to higher gross plant balances and other non-recurring adjustments, and $3.3 of higher costs associated with the collection of interexchange carrier receivables. The increase also includes $3.1 of higher rental costs, $3.6 of higher advertising expenses, $2.4 of higher digital switching software fees and a $3.4 increase in uncollectibles. These increases are partially offset by $7.9 in nonrecurring unfavorable settlement activities recorded in 1994, a $6.4 decrease in charges related to unbillable calling card calls and a $5.5 settlement gain resulting from lump-sum payments from the Company's pension plans.


 OTHER EXPENSES

                                              Year Ended December 31,
                                    ----------------------------------------
                                     1996              1995            1994
                                    ----------------------------------------
         Interest-net               $ 61.8            $ 63.6          $ 60.2
         Income taxes                123.7             104.6            86.2

Interest - net decreased 3% or $1.8 in 1996 and increased 6% or $3.4 in 1995. The 1996 decrease reflects an increase in interest income from affiliate receivables. The 1995 increase is attributable to higher levels of commercial paper balances and additional long-term debt issued in October and November 1995, partially offset by long-term debt retired in November 1995.

Income taxes increased 18% or $19.1 and 21% or $18.4 in 1996 and 1995, respectively. These increases are primarily driven by the corresponding increases in pre-tax income.

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

The Company's primary source of funds during 1996 was cash flow from operations of $482.7 compared to $385.9 for the same period in 1995. The year-to-year increase in cash from operations primarily reflects improved results from operations and a decrease in the Company's working capital requirements.

The Company's capital expenditures during 1996 were $282.8 compared to $283 during the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded service capabilities. The video network originally constructed by the Company was transferred at its cost of $10.4 to Media Ventures Incorporated (Media Ventures), a separate subsidiary of GTE, in the third quarter of 1996 (as discussed in Note 11 of the Company's consolidated
financial statements included in Item 8).   The Company's anticipated
construction costs for 1997 are expected to increase from the 1996 level, reflecting the continued expansion of existing networks, upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

Net cash used in financing was $213 in 1996 compared to $110.4 in 1995. Financing included an increase in short-term borrowings of $156.5 in 1996 compared to a decrease in short-term borrowings of $106.7 in 1995. The Company retired $71.1 of long-term debt in 1996 compared to total retirements of $95.2 in 1995. In December 1995, the Company called $75.3 of long-term debt prior to stated maturity with proceeds from short-term borrowings. The cost of calling this debt is reflected as an after-tax charge of $4.3 in the consolidated statements of income (as discussed in Note 2 of the consolidated financial statements included in Item 8). External financing in 1995 included long-term borrowings of $197.1. The Company made dividend payments of $298.3 in 1996 compared to $151.3 in 1995. In May 1995, the Company received a capital contribution of $50 from GTE to improve the Company's financial position.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) as to its intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate operations.

Significant regulatory and legislative developments occurred during 1996, including the passage of the Telecommunications Act. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

As a result of the Telecommunications Act, the Company may be faced with increased competition from numerous sources, including competitive access providers (CAPs), alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers, cable providers, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U. S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Florida. In addition, nineteen states, including Florida, have authorized plans that would allow customers to pre- subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine states which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The FPSC has adopted price regulation for its intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that LECs may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

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


OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. Management believes that the Company has adequately provided for this settlement in its financial statements for the year ended December 31, 1996.

The Company is managing a class action lawsuit involving disputes over amounts billed for rental telephones. An agreement has been reached for an indefinite extension of time to allow the parties to discuss the possibility of a settlement. Management believes that the Company has adequately provided for this settlement in its financial statements for the year ended December 31, 1996.



INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities. Further information regarding these initiatives is discussed in
Item 1.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.   Financial Statements and Supplementary Data

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                                               1996             1995             1994
-----------------------                                            --------------------------------------------
                                                                             (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                                                     $662,413         $615,646         $578,535
  Network access services                                             505,247          456,052          427,076
  Toll services                                                        73,677           80,825           81,993
  Other services and sales                                            264,935          249,425          239,529
                                                                   --------------------------------------------
   Total revenues and sales                                         1,506,272        1,401,948        1,327,133
                                                                   --------------------------------------------
OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                                          549,629          540,082          538,271
  Selling, general and administrative                                 223,620          232,555          224,971
  Depreciation and amortization                                       349,421          285,626          277,236
                                                                   --------------------------------------------
   Total operating costs and expenses                               1,122,670        1,058,263        1,040,478
                                                                   --------------------------------------------
OPERATING INCOME                                                      383,602          343,685          286,655

OTHER EXPENSES
  Interest - net                                                       61,786           63,600           60,233
                                                                   --------------------------------------------
INCOME BEFORE INCOME TAXES                                            321,816          280,085          226,422
  Income taxes                                                        123,736          104,612           86,167
                                                                   --------------------------------------------
INCOME BEFORE EXTRAORDINARY CHARGES                                   198,080          175,473          140,255
  Extraordinary charges                                                    --        (378,641)               --
                                                                   --------------------------------------------
NET INCOME (LOSS)                                                    $198,080       $(203,168)         $140,255
                                                                   ============================================




(a) Includes billings to affiliates of $100,073, $96,172 and $94,765 for the years 1996-1994, respectively.

(b) Includes billings from affiliates of $86,586, $93,354 and $85,340 for the years 1996-1994, respectively.



See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31                                                                            1996             1995
-----------                                                                        -----------------------------
                                                                                       (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $       365      $      3,066
  Receivables, less allowances of $33,486 and $17,717                                  339,578           332,842
  Note receivable from affiliate                                                         2,227             5,412
  Inventories and supplies                                                              22,350            17,733
  Deferred income tax benefits                                                              --             9,394
  Other                                                                                  4,793             7,961
                                                                                   -----------------------------
   Total current assets                                                                369,313           376,408
                                                                                   -----------------------------

Property, plant and equipment, net                                                   1,877,122         1,949,598
Employee benefit plans                                                                 135,028            96,448
Other assets                                                                            17,430            22,317
                                                                                   -----------------------------
Total assets                                                                       $ 2,398,893      $  2,444,771
                                                                                   =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Short-term obligations, including current maturities                             $   178,700      $     78,634
  Accounts payable                                                                      42,588            71,104
  Affiliate payables and accruals                                                       60,882            54,331
  Advanced billings and customer deposits                                               33,004            33,682
  Taxes payable                                                                         10,614               876
  Accrued interest                                                                       8,960             9,111
  Accrued payroll costs                                                                 40,520            38,177
  Dividends payable                                                                     59,004            34,027
  Accrued restructuring costs                                                               --           101,905
  Deferred tax liabilities                                                               4,845               --
  Other                                                                                 51,280            14,252
                                                                                   -----------------------------
   Total current liabilities                                                           490,397           436,099
                                                                                   -----------------------------

  Long-term debt                                                                       766,096           785,155
  Deferred income taxes                                                                181,882           199,598
  Employee benefit plans                                                               175,675           117,050
  Other liabilities                                                                      6,501             3,293
                                                                                   -----------------------------
   Total liabilities                                                                 1,620,551         1,541,195
                                                                                   -----------------------------
Shareholders' equity:
  Preferred stock                                                                       60,096            60,096
  Common stock (23,400,000 shares issued)                                              585,000           585,000
  Additional paid-in capital                                                            50,289            50,289
  Retained earnings                                                                     82,957           208,191
                                                                                   -----------------------------
   Total shareholders' equity                                                          778,342           903,576
                                                                                   -----------------------------
Total liabilities and shareholders' equity                                         $ 2,398,893      $  2,444,771
                                                                                   =============================




See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                               1996             1995             1994
-----------------------                                             -------------------------------------------
                                                                              (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                               $ 198,080         $175,473       $  140,255
  Adjustments to reconcile income before extraordinary
   charges to net cash from operations:
   Depreciation and amortization                                      349,421          285,626          277,236
   Deferred income taxes                                               (3,477)          27,786            1,768
   Provision for uncollectible accounts                                42,472           27,444           23,956
   Change in current assets and current liabilities:
     Receivables - net                                                (58,768)         (67,550)         (54,606)
     Other current assets                                              (4,501)           2,614           16,441
     Accrued taxes and interest                                        12,639          (29,331)          23,935
     Other current liabilities                                        (51,659)         (33,580)         (32,215)
   Other - net                                                         (1,537)          (2,622)           1,589
                                                                    -------------------------------------------
   Net cash from operations                                           482,670          385,860          398,359
                                                                    -------------------------------------------
INVESTING
  Capital expenditures                                               (282,828)        (282,957)        (263,572)
  Proceeds from the transfer of assets                                 10,434               --               --
                                                                    -------------------------------------------
   Net cash used in investing                                        (272,394)        (282,957)        (263,572)
                                                                    -------------------------------------------
FINANCING
  Long-term debt issued                                                    --          197,131               --
  Long-term debt retired                                              (71,119)         (95,228)            (392)
  Dividends                                                          (298,337)        (151,257)         (71,642)
  Capital contribution from GTE                                            --           50,000               --
  Increase (decrease) in short-term obligations,
     excluding current maturities                                     156,479         (106,694)         (58,914)
  Other - net                                                              --           (4,316)              --
                                                                    -------------------------------------------
   Net cash used in financing                                        (212,977)        (110,364)        (130,948)
                                                                    -------------------------------------------
Increase (decrease) in cash and cash equivalents                       (2,701)          (7,461)           3,839

Cash and cash equivalents:
  Beginning of year                                                     3,066           10,527            6,688
                                                                    -------------------------------------------
  End of year                                                       $     365         $  3,066       $   10,527
                                                                    ===========================================


Cash paid during the year for:
  Interest                                                            $65,059         $ 64,485       $   59,842
  Income taxes                                                        115,845           99,388           59,460


See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Additional
                                                       Preferred      Common       Paid-In     Retained
                                                         Stock        Stock        Capital     Earnings        Total
                                                       -----------------------------------------------------------------
                                                                           (Thousands of Dollars)
        Shareholders' equity, December 31, 1993           $ 60,096      $ 585,000    $    289    $ 527,487   $ 1,172,872

        Net income                                                                                 140,255       140,255
        Dividends declared                                                                        (114,768)     (114,768)
                                                        ----------------------------------------------------------------
        Shareholders' equity, December 31, 1994             60,096        585,000         289      552,974     1,198,359

        Net loss                                                                                  (203,168)     (203,168)
        Dividends declared                                                                        (141,615)     (141,615)
        Capital contribution from GTE                                                  50,000           --        50,000
                                                         ----------------------------------------------------------------
        Shareholders' equity, December 31, 1995             60,096        585,000      50,289      208,191       903,576

        Net income                                                                                 198,080       198,080
        Dividends declared                                                                        (323,314)     (323,314)
                                                          ---------------------------------------------------------------
        Shareholders' equity, December 31, 1996           $ 60,096      $ 585,000    $ 50,289    $  82,957   $   778,342
                                                          ===============================================================






See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Florida Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1996, the Company served 2,499,673 access lines in 24 exchanges on the central-west coast of Florida. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of GTE Florida Incorporated and its wholly-owned subsidiaries, GTE Communications Corporation
(GTECC) and GTE Funding Incorporated (GTE Funding).   GTE Funding provides
short-term financing and investment vehicles and cash management services for seven of GTE's domestic telephone operating subsidiaries. In addition, the accounts of Televac, Inc. (Televac), a wholly-owned subsidiary of GTE and a special-purpose entity which purchased the Company's customer and other accounts receivable, have also been consolidated with the Company. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2).

Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $102 million, $86.6 million and $70.6 million for the years 1996-1994, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $86.6 million, $93.4 million and $85.3 million for the years 1996-1994, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $100.1 million, $96.2 million and $94.8 million for the years 1996-1994, respectively.

TELEPHONE PLANT

In 1996, the Company began providing for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). The Company had previously provided for depreciation on a straight-line basis over asset lives
approved by regulators.   Maintenance and repairs of property are charged to
income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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

STOCK OPTION PLANS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The difference between the recognition and measurement provisions of FAS 123 and APB 25 is not significant to the Company's results of operations.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $374.3 million (net of tax benefits of $235.2 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:


                                                   Depreciable Lives
                                              -----------------------------
                                               Average
             Asset Category                    Before                 After
             --------------                   ------------------------------
             Copper                             20-30                   15
             Switching                          17-19                   10
             Circuit                            11-13                   8
             Fiber                              25-30                   20



In addition, during 1995, the Company redeemed prior to stated maturity, approximately $75.3 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $4.3 million (net of tax benefits of $2.7 million).


3.  RESTRUCTURING COSTS

During 1993, the Company recorded one-time restructuring costs of $194.3 million, which reduced net income by $119.7 million, primarily for incremental costs related to implementation of the Company's re-engineering plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The restructuring costs included $125.2 million to re-engineer customer service processes and $45.1 million to re-engineer administrative processes. The restructuring costs also included $24 million primarily to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. The re-engineering plan was substantially completed in 1996, consistent with the original cost estimates.

4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1996 and 1995, is as follows:


                                               Shares
Authorized                                   ----------
  $  25 par value                             4,880,000
  $100 par value                              1,200,000
                                             ----------
                                              6,080,000
                                             ==========

                                               Shares           Amount
                                             ----------  ---------------------
                                                         (Thousands of Dollars)
Outstanding
  $  25 par value --
   $ 1.30 Series B                              475,900      $         11,897
   $ 1.25 Series                                371,900                 9,298
  $100 par value --
     8.16 % Series                              389,010                38,901
                                             ----------      ----------------
     Total                                    1,236,810      $         60,096
                                             ==========      ================


There were no retirements, redemptions or other activity for the years
1996-1994.

In the event of non-payment of at least twelve months of accrued dividends, each class of preferred shareholders, voting as a class, will be entitled to elect two directors in addition to those directors elected by GTE. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1996.

At December 31, 1996 and 1995, the Company held 3,130 shares as treasury stock.

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

At December 31, 1996, $8.5 million of retained earnings were restricted as to the payment of cash dividends on common stock under the terms of the Company's Articles of Incorporation.

6.  DEBT

Long-term debt as of December 31, was as follows:

                                                                                    1996                1995
                                                                       ----------------------------------------
                                                                                   (Thousands of Dollars)
First mortgage bonds:
   5 3/8 % Series K,    due 1996                                         $                    $
                                                                                        --               16,000
   6 1/2 % Series L,    due 1997                                                    20,000               20,000
   8.0   % Series N,    due 2001                                                    45,000               45,000
   7 1/2 % Series O,    due 2002                                                    50,000               50,000
   5 1/4 % Series Y,    due 1996                                                        --               30,000
   8 3/8 % Series BB,   due 2027                                                    75,000               75,000

Debentures:
   6.31  % Series A,    due 2002                                                   200,000              200,000
   7.41  % Series B,    due 2023                                                   200,000              200,000
   7.25  % Series C,    due 2025                                                   100,000              100,000
   6.25  % Series D,    due 2005                                                   100,000              100,000

Promissory note - affiliated company:
   7 3/4 % Note payable to GTE Finance Corporation, due 1996                            --               25,000

Other                                                                                  253                  372
                                                                       ----------------------------------------
  Total principal amount                                                           790,253              861,372
Less: discount and premium - net                                                    (4,047)              (5,106)
                                                                       ----------------------------------------
  Total                                                                            786,206              856,266

Less: current maturities of long-term debt                                         (20,110)             (71,111)
                                                                       ----------------------------------------
  Total long-term debt                                                   $         766,096    $         785,155
                                                                       ========================================



The aggregate principal amount of first mortgage bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company. Debt discounts and premiums on the Company's outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

Estimated payments of long-term debt during the next five years are: $20.1 million in 1997; do not exceed $0.1 million in 1998-2000 and $45 million in 2001.

Total short-term obligations at December 31, were as follows:

                                                                                     1996           1995
                                                                                  ------------------------
                                                                                   (Thousands of Dollars)
Commercial paper - average rate 5.4%                                              $120,600        $     --
Notes payable to affiliate - average rates 5.6% and 6.1%                            37,990           7,523
Current maturities of long-term debt                                                20,110          71,111
                                                                                  --------        --------
  Total                                                                           $178,700        $ 78,634
                                                                                  ========        ========

On July 1, 1996, the Company began participating with other affiliates in a $1.5 billion syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 million of commercial paper.


7.  FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $11 million. The estimated fair value of long-term debt as of December 31, 1995, exceeded the carrying value by approximately $22 million.

8.  INCOME TAXES

The income tax provision (benefit) is as follows:

                                                                      1996             1995             1994
                                                                  ----------------------------------------------
                                                                            (Thousands of Dollars)
Current:
  Federal                                                         $  105,591         $ 64,469          $  71,291
  State                                                               21,622           12,357             13,108
                                                                  ----------------------------------------------
                                                                     127,213           76,826             84,399
Deferred:                                                         ----------------------------------------------
  Federal                                                             (2,073)          27,490              5,077
  State                                                                  182            4,686              2,246
                                                                  ----------------------------------------------
                                                                      (1,891)          32,176              7,323
                                                                  ----------------------------------------------

Amortization of deferred investment tax credits                       (1,586)          (4,390)            (5,555)
                                                                  ----------------------------------------------
   Total                                                          $  123,736         $104,612          $  86,167
                                                                  ==============================================


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                      1996             1995             1994
                                                                  ----------------------------------------------
                                                                            (Thousands of Dollars)
Amounts computed at statutory rates                               $  111,145        $  96,539          $  79,248
  State and local income taxes, net of federal income tax             14,173           11,078              9,980
  benefits
  Amortization of deferred investment tax credits, net of
  federal     income tax benefits                                     (1,031)          (4,390)            (5,555)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                             --            1,797              2,581
  Rate differentials applied to reversing temporary                       --           (2,875)            (1,622)
  differences
  Other differences - net                                               (551)           2,463              1,535
                                                                  ----------------------------------------------
Total provision                                                   $  123,736        $ 104,612          $  86,167
                                                                  ==============================================


The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:


                                                                                        1996             1995
                                                                                     ---------------------------
                                                                                       (Thousands of Dollars)
Depreciation and amortization                                                       $ 200,215         $  224,349
Employee benefit obligations                                                          (66,627)           (53,183)
Prepaid pension cost                                                                   53,081             36,896
Revenue and expense recognition: directory publications                                14,604             22,412
Investment tax credits                                                                     53              1,084
Other - net                                                                           (14,599)           (41,354)
                                                                                    ----------------------------
   Total                                                                            $ 186,727         $  190,204
                                                                                    ============================


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

The components of the net pension credit for 1996-1994 were as follows:

                                                                    1996             1995               1994
                                                                  ---------------------------------------------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                   $  18,804         $  16,083         $  19,154
Interest cost on projected benefit obligations                       45,075            42,713            39,581
Return on plan assets:
  Actual                                                           (151,659)         (181,297)            1,374
  Deferred                                                           71,591           109,493           (71,412)
Other - net                                                         (11,976)          (16,429)          (14,831)
                                                                  ---------------------------------------------
  Net pension credit                                              $ (28,165)        $ (29,437)         $(26,134)
                                                                  =============================================


The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:


                                                                                     1996             1995
                                                                                  ---------------------------
                                                                                    (Thousands of Dollars)
Vested benefit obligations                                                        $  406,305       $  377,788
                                                                                  ===========================

Accumulated benefit obligations                                                   $  473,638       $  451,830
                                                                                  ===========================

Plan assets at fair value                                                         $1,060,818       $  998,213
Less: projected benefit obligations                                                  616,557          598,476
                                                                                  ---------------------------
Excess of assets over projected obligations                                          444,261          399,737
Unrecognized net transition asset                                                    (42,645)         (51,466)
Unrecognized net gain                                                               (266,588)        (251,823)
                                                                                  ---------------------------
  Net prepaid pension cost                                                        $  135,028       $   96,448
                                                                                  ===========================


Assumptions used to develop the projected benefit obligations at December 31, were as follows:


                                                                                        1996             1995
                                                                                     ---------------------------
Discount rate                                                                           7.50%            7.50%
Rate of compensation increase                                                           5.25%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1996-1994 included the following components:

                                                                       1996             1995             1994
                                                                   ---------------------------------------------
                                                                                (Thousands of Dollars)
Benefits earned during the year                                      $ 8,119          $ 6,895          $ 7,777
Interest on accumulated postretirement benefit obligations            27,530           26,038           25,012
Amortization of transition obligation                                 12,678           12,884           13,059
Other - net                                                              508              645           (1,136)
                                                                   ---------------------------------------------
  Postretirement benefit cost                                        $48,835          $46,462          $44,712
                                                                   =============================================

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:


                                                                                       1996             1995
                                                                                     ------------------------
                                                                                       (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                           $187,767         $183,525
  Fully eligible active plan participants                                              12,704            7,055
  Other active plan participants                                                      191,301          179,605
                                                                                     -------------------------
Total accumulated postretirement benefit obligations                                  391,772          370,185
Less: fair value of plan assets                                                            --               --
                                                                                     -------------------------
Excess of accumulated obligations over plan assets                                    391,772          370,185
Unrecognized transition obligation                                                   (199,261)        (215,532)
Unrecognized net loss                                                                 (19,821)         (41,379)
                                                                                     -------------------------
  Accrued postretirement benefit obligations                                         $172,690         $113,274
                                                                                     =========================


The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1996 costs by $5.7 million and the accumulated postretirement benefit obligations, as of December 31, 1996, by $60.6 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $6.3 million, $8 million, and $6 million in 1996-1994, respectively.

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                                                   1996               1995
                                                                                 ---------------------------
                                                                                    (Thousands of Dollars)
Land                                                                             $   20,266        $   21,135
Buildings                                                                           207,365           208,668
Plant and equipment                                                               3,555,745         3,368,946
Other                                                                               305,437           336,331
                                                                                 ----------------------------
  Total                                                                           4,088,813         3,935,080
  Accumulated depreciation (see Note 2)                                          (2,211,691)       (1,985,482)
                                                                                 ----------------------------
  Total property, plant and equipment - net                                      $1,877,122        $1,949,598
                                                                                 ============================

Depreciation expense in 1996-1994 was equivalent to a composite average percentage of 8.8%, 7.6%, and 7.5%, respectively.


11.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the Florida Public Service Commission (FPSC). The Company is subject to regulation by the FCC for interstate business.

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

On January 21, 1993, the FPSC issued an order effective January 6, 1993 to reduce rates by $14.5 million. This order established a midpoint return on equity of 12.2% for 1993 and beyond for all state ratemaking purposes. The Company filed a motion for reconsideration of the rate order and the FPSC lowered the rate reduction by $0.8 million. The Company filed an appeal of various aspects of the FPSC's rate case decision with the Florida Supreme Court. Oral arguments were heard by the Court on January 31, 1994. On July 7, 1994, the Court issued its opinion accepting the Company's argument that the FPSC should not have made a $4.8 million adjustment for expenses associated with affiliate transactions and remanded this issue to the FPSC. Effective May 2, 1995, the FPSC approved a $4.8 million increase to certain local rates; however, it did not approve a surcharge to recover lost revenues for the period that the wrongful decision was in effect. Consequently, the Company filed an appeal of the surcharge issue with the Florida Supreme Court. On February 29, 1996, the Florida Supreme Court reversed the FPSC's surcharge decision, finding that the Company is entitled to recovery of its erroneously disallowed expenses for the period of May 27, 1993, through May 3, 1995. On remand, the FPSC approved a one-time surcharge; therefore, the Company recorded $10.3 million of
revenues in the first quarter of 1996.   The Company billed the surcharge in
October 1996.

On February 13, 1995, the FPSC ordered implementation of intraLATA 1+ pre-subscription which allows customers to choose their primary carrier for intraLATA toll calls. Currently, the local phone company carries all intraLATA toll calls when the customer dials one plus the called number. With pre-subscription, the customer is able to choose the local telephone company, or other company, to carry these calls. The Company completed the necessary system changes in February 1997.

Effective July 1, 1995, the Florida Legislature passed a bill which replaces earnings regulation with price regulation and opens the local-exchange to competition. The Company became subject to price regulation effective January 3, 1996. Under the price regulation provisions, basic service, multi-line business local-exchange service and intrastate access rates are capped for three years, until January 1, 1999. Basic service rates can continue to be capped for an additional two years if the level of competition does not justify elimination of the cap. Subsequent to the price cap period, prices for basic services can be increased by an inflation factor (measured by GDP-PI) less 1% annually. Rates for non-basic services, defined as services other than basic, interconnection and network access, can increase by up to 6% per year if no competition exists and up to 20% if there is more than one certified provider of the service. Additionally, intrastate access rates that are higher than interstate access rates must be reduced by at least 5% annually until parity with 1994 interstate rates is attained. The estimated impact of the intrastate access rate reductions to the Company is a loss of $7.7 million of revenues annually, effective October 1, 1996. The rates from the first annual filing under these provisions were effective October 1, 1996. Other provisions of this legislation included the following: (1) interconnection prices, terms and conditions will be negotiated between the companies, with the FPSC to resolve the matter if an agreement cannot be reached; (2) LECs must unbundle services to the extent that it is technically and economically feasible; (3) LECs retain carrier of last resort responsibility until January 1, 2000; (4) lifeline funding, which is designed to support low income customers, is required, of which the Company is expected to fund approximately $3 million annually; (5) a temporary number portability solution was reached by the FPSC; and (6) LECs subject to price regulation are allowed to set their own depreciation rates.

On January 17, 1997, the FPSC issued its decision in the Company's arbitration with AT&T and MCI to determine interconnection, resale, and unbundling terms and conditions. The discount rate for the Company's resold services was set at 13.04%. The FPSC also established prices for unbundled network elements and ordered the Company to provide real- time and interactive access to its operation support systems by January 1, 1997. On January 13, 1997, the Company filed a lawsuit in the U.S. District Court challenging portions of the FPSC's arbitration determinations.

On February 6, 1997, the FPSC issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T and MCI. This decision reaffirmed the rates issued in the previous arbitration proceedings involving AT&T and MCI.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 4.0% productivity factor for use in the 1995-1996 tariff year. The Company must share with customers 50% of returns over a 12.25% ROR and up to a 13.25% ROR, and share with customers 100% of returns over a 13.25% ROR. Since the Company's access fees were priced significantly below the FCC's maximum price, the Company was permitted to file tariffs effective May 24, 1995, to increase rates $30.2 million, annually. In addition, the Company filed tariffs effective August 1, 1995, under the interim rules to reduce rates $13.4 million, annually. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $1 million, effective July 1, 1996.

In May 1995, the FCC approved GTE's applications to construct a new fiber optic and coaxial-cable video dialtone network in four markets. During 1995 and the first six months of 1996, the Company had expended $10.4 million on the construction of its broadband video dialtone network in Clearwater, Florida.
In June 1996, the City of Clearwater, Florida approved a cable TV franchise application which enabled GTE to begin offering cable service through its subsidiary, Media Ventures Incorporated (Media Ventures), on June 24, 1996.
As a result, the network originally constructed by the Company was transferred at its cost to Media Ventures in the third quarter of 1996. All future cable services will be offered by GTE through Media Ventures.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

On August 8, 1996, the FCC published its First Report and Order (the Order) containing rules implementing Section 251 of the Telecommunications Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accordance with the Telecommunications Act.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral arguments on the merits on January 17, 1997. The Court's ruling is expected in the spring of 1997.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.


SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1996-1994 under various arrangements and amounted to $195.7 million, $194.2 million and $182.1 million, respectively.

12.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. The majority of lease commitments relate to the lease of the Company's headquarters building at One Tampa City Center. Rental expense was $28.4 million in 1996 and $27.4 million in 1995 and 1994. Minimum rental commitments under noncancelable leases through 2001 do not exceed $18.4 million annually and aggregate $16 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.

13.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized 1996 and 1995 quarterly financial data is as follows:


                                                                     Revenues       Operating      Net Income
                                                                     and Sales       Income          (Loss)
                                                                     -----------------------------------------
                                                                               (Thousands of Dollars)
1996
  First Quarter                                                       $  357,961      $  100,153     $  52,585
  Second Quarter                                                         384,508         101,842        53,512
  Third Quarter                                                          363,859          81,317        41,928
  Fourth Quarter                                                         399,944         100,290        50,055
                                                                      ----------------------------------------
   Total                                                              $1,506,272      $  383,602     $ 198,080
                                                                      ========================================

1995
  First Quarter                                                       $  326,105      $   79,805     $  39,331
  Second Quarter                                                         360,267         101,041        53,816
  Third Quarter                                                          343,600          68,047        31,774
  Fourth Quarter (a)                                                     371,976          94,792      (328,089)
                                                                      ----------------------------------------
   Total                                                              $1,401,948      $  343,685     $(203,168)
                                                                      ========================================



(a) Net income includes $378.6 million of extraordinary charges (net of tax) for the discontinuance of FAS 71 and the early retirement of debt as discussed in Note 2. Income before extraordinary charges was $50.6 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Florida Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Florida Incorporated (a Florida corporation and wholly-owned subsidiary of GTE Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Florida Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

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

Dallas, Texas
January 28, 1997

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.         Directors and Executive Officers of the Registrant

a. Identification of Directors

The names, ages and positions of the directors of the Company as of March 1, 1997 are listed below along with their business experience during the past five years.

          Name             Age      Director Since                       Business Experience
------------------------------------------------------------------------------------------------------------
John C. Appel               48           1996         Executive Vice President - Network Operations, GTE
                                                      Telephone Operations, 1996; Executive Vice President -
                                                      Network Operations, all GTE domestic telephone
                                                      subsidiaries of which he is not President, 1996;
                                                      Director, all GTE domestic telephone subsidiaries,
                                                      1996; President - GTE South Incorporated and GTE North
                                                      Incorporated, 1995; Senior Vice President - Regulatory
                                                      Operations, GTE Telephone Operations, 1994; President -
                                                      GTE Southwest Incorporated, 1994; State President -
                                                      Texas/New Mexico, 1993; Vice President and General
                                                      Manager - California, GTE Telephone Operations West
                                                      Area, 1992.

Richard M. Cahill           58           1993         Vice President - General Counsel, GTE Telephone
                                                      Operations, 1988; Director, all GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994; Director, GTE Vantage
                                                      Incorporated, 1991; Vice President - General Counsel,
                                                      all GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore          47           1993         Senior Vice President - Finance and Planning, GTE
                                                      Telephone Operations, 1994; Senior Vice President -
                                                      Finance and Planning, all GTE domestic telephone
                                                      subsidiaries, 1994; Vice President - Finance, GTE
                                                      Telephone Operations, 1993; President of all South Area
                                                      Companies, GTE Telephone Operations, 1992; Director,
                                                      GTE Florida Incorporated and GTE South Incorporated,
                                                      1992; Director, all other GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994.

Michael B. Esstman          50           1993         Executive Vice President - Customer Segments, GTE
                                                      Telephone Operations, 1994; Executive Vice President -
                                                      Operations, GTE Telephone Operations, 1993; Director,
                                                      all Central Area Companies, 1991; Director, all other
                                                      GTE domestic telephone subsidiaries, 1993 and/or 1994.

Thomas W. White             50           1993         President, GTE Telephone Operations, 1995; Executive
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

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company, except that Mr. Jacobson and Ms. Jacobson are married to one another.

b. Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1997.

                                         Year Assumed
                                       Present Position
                                     ---------------------
                                                     the
         Name              Age       Telops        Company                         Position
--------------------------------------------------------------------------------------------------------------
Thomas W. White            50         1995           --        President of GTE Telephone Operations
John C. Appel              48         1996          1995       Executive Vice President - Network Operations
                                                               of GTE Telephone Operations and the Company

James G. Badders           44         1994           --        Vice President-Consumer Customer Contact of GTE
                                                               Telephone Operations
Mary Beth Bardin           42         1994          1995       Vice President - Public Affairs of GTE
                                                               Telephone Operations and the Company
C. F. Bercher              53         1994           --        President - Consumer Markets of GTE Telephone
                                                               Operations
                                       --           1995       Vice President - Consumer Markets of the
                                                               Company
Richard M. Cahill          58         1988          1995       Vice President - General Counsel of GTE
                                                               Telephone Operations and the Company
Terri L. Compton           40         1996           --        Vice President-Business Development of GTE
                                                               Telephone Operations
C. Michael Crawford        50         1996           --        Vice President-Information Technology of GTE
                                                               Telephone Operations
Peter A. Daks              51          --           1994       President of the Company
Gerald K. Dinsmore         47         1994          1993       Senior Vice President - Finance and Planning of
                                                               GTE Telephone Operations and the Company
William M. Edwards,        48          --           1993       Vice President-Controller of the Company
III

Michael B. Esstman         50         1994           --        Executive Vice President - Customer Segments of
                                                               GTE Telephone Operations
Oscar C. Gomez             50         1997           --        Vice President-Diversity Marketing and
                                                               Management of GTE Telephone Operations
Gregory D. Jacobson        45          --           1994       Treasurer of the Company
Pamela S. Jacobson         39         1996           --        Vice President-Strategic Planning of GTE
                                                               Telephone Operations
Brad M. Krall              55         1993          1995       Vice President - Centralized Operations of GTE
                                                               Telephone Operations and the Company
Michael J. McDonough       47         1996           --        Senior Vice President-Market Integration of GTE
                                                               Telephone Operations
Paul E. Miner              52         1995           --        Vice President-Program Management Office of GTE
                                                               Telephone Operations
Christopher D. Owens       41         1996          1996       Vice President-Regulatory and Governmental
                                                               Affairs of GTE Telephone Operations and the
                                                               Company
Barry W. Paulson           45         1996          1996       Vice President-Network Operations Planning and
                                                               Support of GTE Telephone Operations and the
                                                               Company
Richard L. Schaulin        54         1989          1995       Vice President - Human Resources of GTE
                                                               Telephone Operations and the Company

Leland W. Schmidt          63         1987           --        Vice President-Industry Affairs of GTE
                                                               Telephone Operations
Charles J. Somes           50          --           1994       Secretary of the Company
Larry J. Sparrow           53         1994           --        President - Carrier Markets of GTE Telephone
                                                               Operations
                                       --           1995       Vice President - Carrier Markets of the Company
Lewis O. Wilks (1)         43         1996           --        President - Business Markets of GTE Telephone
                                                               Operations
                                       --           1996       Vice President - Business Markets of the
                                                               Company


(1) Lewis O. Wilks was appointed President-Business Markets of GTE Telephone Operations and Vice President-Business Markets of the Company replacing Michael J. McDonough, who was appointed Senior Vice President-Market Integration of GTE Telephone Operations.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1996 Principal Executive Officer of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1996. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long-Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1996 annual compensation for each of the named executive officers that was allocated to the Company.


                                                                                 Long-Term Compensation
                                                                     ----------------------------------------------
                                        Annual Compensation (1)              Awards                 Payouts
                                     ------------------------------  ----------------------------------------------
                                                                     Restricted  Securities
                                                       Other Annual    Stock    Underlying    LTIP      All Other
   Name and Principal                Salary    Bonus   Compensation    Awards    Options/    Payouts   Compensation
   Position in Group          Year   ($) (2)  ($) (3)      ($)        ($) (4)    SARs (#)     ($)          ($)
   -----------------------------------------------------------------------------------------------------------------

   Peter A. Daks              1996   193,038   114,800       --         19,809        19,900   202,100         8,740
    President                 1995   184,315   127,200       --           --          16,900    99,400         8,294
                              1994   175,469   130,900       --           --          14,300    14,600         4,390

   Thomas W. White            1996   463,115   533,700       --         81,511       183,400   770,000        10,613
    President-                1995   418,884   443,800       --           --          98,800   331,800        10,613
     GTE Telephone            1994   353,508   368,200       --           --          53,700   164,100         7,075
     Operations

   Michael B. Esstman         1996   369,958   359,600       --         61,702       124,400   627,400        10,613
    Executive Vice President  1995   350,731   349,400       --           --          63,500   305,900         7,238
    Customer Segments         1994   327,546   358,200       --           --          53,700   158,300         4,998
     GTE Telephone
     Operations

   John  C. Appel             1996   295,977   380,700       --         51,229       124,400   439,200        10,572
    Executive Vice            1995   239,600   258,100       --           --          63,500   162,800        10,194
    President-
    Network Operations        1994   193,023   182,400       --           --          24,800    34,700         6,230
     GTE Telephone
     Operations

   Larry J. Sparrow           1996   294,812   260,800       --         41,561        81,400   404,100        10,613
    President-                1995   261,866   255,600       --           --          36,400   211,300        10,613
    Carrier Markets           1994   260,662   233,800       --           --          30,900   117,200         7,075
     GTE Telephone
     Operations


(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Daks, White, Esstman, Appel and Sparrow, for whom total annual amounts are shown above, is $307,838; $103,077; $76,647; $73,169 and $58,373, respectively.

(2) The data in the table includes fees of $15,692 and $16,607 received by Mr. White for serving as director of BC TEL during 1996 and 1995. BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation.

(3) The data in this column represents the annual bonus received by each of the named executive officers under the GTE Corporation Executive Incentive Plan (the EIP) in 1996. In connection with GTE's Equity Participation Program (EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the NYSE composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(4) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 3 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.
         Messrs. Daks, White, Esstman, Appel and Sparrow each hold a total of 2,090; 8,598; 6,509; 5,406 and 4,385 Restricted Stock Units,
         respectively, which had a dollar value of $94,834; $390,134; $295,346; $245,298 and $198,970, respectively, based solely upon the closing price of GTE Common Stock on December 31, 1996.

(5) The column "All Other Compensation" includes, for 1996, contributions by GTE and its related companies to the GTE Savings Plan of $6,750 for each Messrs. Daks, White, Esstman, Appel and Sparrow and contributions by GTE and its related companies to the GTE Executive Salary Deferral Plan of $1,990 for Mr. Daks, $3,822 for Mr. Appel, and $3,863 for each of Messrs. White, Esstman and Sparrow.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1996, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission (the SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                 Potential Realizable Value at
                                                                                 Assumed Annual Rate of Stock
                                                                                    Price Appreciation For
                                          Individual Grants                               Option Term
                       -------------------------------------------------------  ----------------------------------
                                          Percent of
                         Number of      Total Options/
                         Securities      SARs Granted    Exercise
                         Underlying           to          Or Base
                       Options / SARs    Employees in      Price    Expiration
        Name              Granted        Fiscal Year      ($/SH)       Date       0%         5%         10%
------------------------------------------------------------------------------------------------------------------
Peter A. Daks              19,900 (1)             .15%       43.75    2/20/06     --     $  547,342  $1,386,962

Thomas W. White            91,700 (1)             .69%       43.75    2/20/06     --      2,522,173   6,391,179
                           91,700 (2)             .69%       43.06    6/05/06     --      2,482,539   6,290,746

Michael B. Esstman         62,200 (1)             .47%       43.75    2/20/06     --      1,710,787   4,335,129
                           62,200 (2)             .47%       43.06    6/05/06     --      1,683,903   4,267,005

John C. Appel              62,200 (1)             .47%       43.75    2/20/06     --      1,710,787   4,335,129
                           62,200 (2)             .47%       43.06    6/05/06     --      1,683,903   4,267,005

Larry J. Sparrow           40,700 (1)             .31%       43.75    2/20/06     --      1,119,438   2,836,652
                           40,700 (2)             .31%       43.06    6/05/06     --      1,101,847   2,792,076


(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant.

(2) Messrs. White, Esstman, Appel and Sparrow also received a special "performance-based" stock option grant during 1996. The options were granted in tandem with SARs at a price equal to the fair market value on the date of grant. They are intended both to motivate the executives to remain with GTE during a period of unprecedented opportunities and challenges, and to give them an opportunity to accelerate the enhancement of their equity position in GTE, but only if specific and aggressive shareholder returns are met. Unlike the three-year graduated vesting schedule that applies to the other options reflected in the table, each performance-based option grant will vest in three stages according to the following schedule: (i) each option may be exercised with respect to one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $60 or more per share for 20 consecutive days (or, if earlier, on the fifth anniversary of the grant date); (ii) each option may be exercised with respect to an additional one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $70 or more per share for 20 consecutive days (or, if earlier, on the sixth anniversary of the grant date); and (iii) each option may be exercised with respect to the final one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $80 or more per share for 20 consecutive days (or, if earlier, on the seventh anniversary of the grant date).

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1996. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1996.


                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised        In-the-Money Options/SARs
                        Shares                         Options/SARs at FY-End              at FY-End ($)
                       Acquired           Value       -----------------------------------------------------------
Name                  On Exercise(#)    Realized ($)   Exercisable    Unexercisable   Exercisable   Unexercisable
-----------------------------------------------------------------------------------------------------------------
Peter A. Daks                   --             --          27,766         35,934        335,948         235,952
Thomas W. White             43,800        697,575         120,132        267,168      1,474,402       1,377,266
Michael B. Esstman              --             --          95,766        184,634      1,180,292       1,019,121
John C. Appel               25,467        316,222           6,400        175,001         62,400         841,706
Larry J. Sparrow            48,466        601,963          37,567        115,967        469,003         606,460


LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 39.

                                                                          Estimated Future Payouts
                                              Performance          Under Non-Stock Price Based Plans (1)
                              Number of     Or Other Period   --------------------------------------------
                            Shares, Units   Until Maturation  Threshold (2)      Target (3)
Name                       Or Other Rights     Or Payout       (# of Units)     (# of Units)     Maximum (4)
-----------------------------------------------------------------------------------------------------------
Peter A. Daks                        2,400          3 Years              697            2,679
Thomas W. White                     10,900          3 Years            3,164           12,169
Michael B. Esstman                   7,400          3 Years            2,148            8,262
John C. Appel                        7,400          3 Years            2,148            8,262
Larry J. Sparrow                     4,900          3 Years            1,422            5,471


(1)      An individual's award may not exceed the applicable individual award limit, which is expressed as a percentage of the LTIP Award Pool (the Award Limit). The Award Limit depends on the individual's base salary at the end of the cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1996. The Target future payout or award is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the price of GTE Common Stock. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus measures (the Measures) adopted for the 1996-1998

         Performance Bonus award cycle -- revenue growth; earnings per share
         (EPS) growth; earnings before interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI); and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of a cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Level, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than the applicable Target Level, but above the Threshold, will be less than the Target award for that Measure.

(4) This column has intentionally been left blank because it is not possible to determine the maximum number of Equivalent Units until the award cycle has been completed. Subject to the Award Limit discussed in footnote 1 above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five Measures exceed the Target Levels. If GTE's actual results during the cycle for the five Measures exceed the respective Target Levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

                 Performance Increment Above
                 Revenue Performance Target                 Added Percentage to Combined Awards
                 --------------------------                 -----------------------------------
             Each 0.1% improvement in cumulative
                       revenue growth                                       +2%

         Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined Target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. White, Esstman and Appel regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board of Directors or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing, a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consist of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. White, Esstman and Appel provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation
Executive Retired Life Insurance Plan (ERLIP).   In addition, each executive
covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

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

Retirement Programs

   Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

                                                                   Years of Service
    Final Average                   ---------------------------------------------------------------------------
      Earnings                      15               20               25               30               35
--------------------                ---------------------------------------------------------------------------
            $150,000                $31,388          $41,850          $52,313          $62,775          $73,238
             200,000                 42,263           56,350           70,438           84,525           98,613
             300,000                 64,013           85,350          106,688          128,025          149,363
             400,000                 85,763          114,350          142,938          171,525          200,113
             500,000                107,513          143,350          179,188          215,025          250,863
             600,000                129,263          172,350          215,438          258,525          301,613
             700,000                151,013          201,350          251,688          302,025          352,363
             800,000                172,763          230,350          287,938          345,525          403,113
             900,000                194,513          259,350          324,188          389,025          453,863
           1,000,000                216,263          288,350          360,438          432,525          504,613
           1,200,000                259,763          346,350          432,938          519,525          606,113
           1,500,000                325,013          433,350          541,688          650,025          758,363
           2,000,000                433,763          578,350          722,938          867,525        1,012,113

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of all GTE employees based on years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1996, the credited years of service under the Service Corporation Plan for Messrs. Daks, White, Esstman, Appel and Sparrow are 18, 28, 28, 25 and 29, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains a SERP, which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

   Executive Retired Life Insurance Plan

The ERLIP provides Messrs. Daks, White, Esstman, Appel and Sparrow a postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, may be paid as an annuity or as installment payments.

Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners as of February 28, 1997:

                                     Name and Address of             Shares of
          Title of Class              Beneficial Owner          Beneficial Ownership   Percent of Class
    ---------------------------------------------------------------------------------------------------
    Common Stock of GTE         GTE Corporation                 23,400,000                    100%
    Florida Incorporated        One Stamford Forum              shares of record
                                Stamford, Connecticut 06904


(b)   Security Ownership of Management as of December 31, 1996:


          Title of Class        Name of Director or Nominee (1) (2) (3)
    ---------------------------------------------------------------------------------
    Common Stock of GTE         John C. Appel                                  45,162
    Corporation                 Richard M. Cahill                              78,150
                                Gerald K. Dinsmore                             37,724
                                Michael B. Esstman                            162,084
                                Thomas W. White                               203,785
                                                               ----------------------
                                                                              526,905
                                                               ======================

                                Executive Officers (1) (2) (3)
                                -----------------------------------------------------
                                Peter A. Daks                                  46,956
                                Thomas W. White                               203,785
                                Michael B. Esstman                            162,084
                                John C. Appel                                  45,162
                                Larry J. Sparrow                               86,892
                                                               ----------------------
                                                                              544,879
                                                               ======================

                                All directors and executive
                                officers as a group (1) (2) (3)             1,442,682
                                                               ======================

(1)      Includes shares acquired through participation in the GTE Savings
         Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Cahill, Dinsmore, Esstman, White, Daks, Sparrow and all directors and executive officers as a group are 41,667; 72,100; 35,999; 155,566;
         189,765; 44,799; 73,566 and 1,261,616 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1996.


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

   (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1996-1994 (as required):

                 II - Valuation and Qualifying Accounts


   Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

   (3)   Exhibits - Included in this report or incorporated by reference.

         3.1* Amended Articles of Incorporation (Exhibit 3.1 of the September 30, 1995 Form 10-Q,File No. 1-3090)

         3.2* Amended Bylaws (Exhibit 3.2 of the September 30, 1995 Form 10-Q, File No. 1-3090)

         4* Indenture dated as of November 1, 1993 between GTE Florida Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50711)


         10* Material Contracts - Agreements Between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 1-3090)

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27      Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of 1996.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Florida Incorporated and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1996, 1995 and 1994

(Thousands of Dollars)



-------------------------------------------------------------------------------------------------------------------
              Column A               Column B                   Column C                   Column D     Column E
-------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                     --------------------------------
                                                                                          Deductions
                                    Balance at         Charged            Charged            from
                                     Beginning      (Credited) to      (Credited) to       Reserves     Balance at
            Description               of Year          Income          Other Accounts      (Note 1)    Close of Year
--------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the years ended:

   December 31, 1996                 $ 17,717         $  42,472          $ 29,930(2)       $ 56,633     $ 33,486
                                     ===========================================================================
   December 31, 1995                 $ 19,737         $  27,444          $ 35,928(2)       $ 65,392     $ 17,717
                                     ===========================================================================
   December 31, 1994                 $ 25,229         $  23,973          $ 11,665(2)       $ 41,130     $ 19,737
                                     ===========================================================================

Accrued restructuring costs for the
   years ended (Note 4):

   December 31, 1996                 $101,905         $      --          $(22,437)(3)      $ 79,468     $    --
                                     ===========================================================================
   December 31, 1995                 $150,831         $      --          $     --          $ 48,926     $101,905
                                     ===========================================================================
   December 31, 1994                 $194,330         $      --          $     --          $ 43,499     $150,831
                                     ===========================================================================





NOTES:

(1)  Charges for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.
(4) See Note 3 to the consolidated financial statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                GTE FLORIDA INCORPORATED
                                         --------------------------------------
                                                      (Registrant)

Date March 25, 1997                  By              PETER A. DAKS
     --------------                      --------------------------------------
                                                     Peter A. Daks
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



PETER A. DAKS                          President                                                 March 25, 1997
-----------------------                (Principal Executive Officer)
Peter A. Daks


GERALD K. DINSMORE                     Senior Vice President - Finance and                       March 25, 1997
-----------------------                Planning and Director
Gerald K. Dinsmore                     (Principal Financial Officer)


WILLIAM M. EDWARDS, III                Vice President - Controller                               March 25, 1997
-----------------------                (Principal Accounting Officer)
William M. Edwards, III


John C. Appel                          Director                                                  March 25, 1997
-----------------------
John C. Appel


Richard M. Cahill                      Director                                                  March 25, 1997
------------------------
Richard M. Cahill


Michael B. Esstman                     Director                                                  March 25, 1997
-----------------------
Michael B. Esstman


Thomas W. White                        Director                                                  March 25, 1997
-----------------------
Thomas W. White

EXHIBIT INDEX



    Exhibit
     Number                                                    Description
-------------             --------------------------------------------------------------------
        12                Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule