Form 10-Q
period 1997-03-31
GTE FLORIDA INC
filed 1997-05-15
CIK 40865

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                    March 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

The Company had 23,400,000 shares of $25 par value common stock outstanding at April 30, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
                                                    (Thousands of Dollars)
REVENUES AND SALES
  Local services                                     $177,748   $168,423
  Network access services                             117,650    131,372
  Toll services                                        17,188     18,604
  Other services and sales                             43,385     39,562
                                                     --------   --------
    Total revenues and sales                          355,971    357,961
                                                     --------   --------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                          131,124    137,059
  Selling, general and administrative                  58,953     46,039
  Depreciation and amortization                        88,619     74,710
                                                     --------   --------
    Total operating costs and expenses                278,696    257,808
                                                     --------   --------
OPERATING INCOME                                       77,275    100,153

  Interest - net                                       15,738     15,371
                                                     --------   --------
INCOME BEFORE INCOME TAXES                             61,537     84,782
  Income taxes                                         24,231     32,197
                                                     --------   --------
NET INCOME                                           $ 37,306   $ 52,585
                                                     ========   ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                        Three Months Ended
                                             March 31,
                                       ---------------------
                                         1997         1996
                                       --------     --------
         Net income                    $   37.3     $   52.6


Net income decreased 29% or $15.3 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to higher operating costs and expenses coupled with slightly lower revenues and sales.

REVENUES AND SALES

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                             1997      1996
                                           --------  --------
Local services                             $  177.7  $  168.4
Network access services                       117.7     131.4
Toll services                                  17.2      18.6
Other services and sales                       43.4      39.6
                                           --------  --------
  Total revenues and sales                 $  356.0  $  358.0


Total revenues and sales decreased less than 1% or $2 for the three months ended March 31, 1997, compared to the same period in 1996.

Local service revenues increased 6% or $9.3 for the three months ended March
31, 1997, compared to the same period in 1996. The number of access lines increased nearly 6% for the three months ended March 31, 1997, which generated $3.5 of additional revenues. The increase also reflects: $9.3 of higher revenues from CentraNet(R) and custom calling features, such as SmartCall(R) and CLASS services, driven by caller ID growth and introduction of pay-per-use services such as automatic call return/redial; $2.8 growth in revenues from digital services, such as Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS); and $1.2 of higher nonrecurring revenues due to strong line growth and CLASS market penetration. These increases were partially offset by a favorable settlement from a previous rate case, which increased the first quarter 1996 revenues by $9.5.

Network access service revenues decreased 10% or $13.7 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to a $22.3 unfavorable impact from sharing provisions of the Federal Communications Commission's (FCC) 1996 price cap. The decrease was partially offset by an 8% increase in minutes of use for the three months ended March 31, 1997, which generated $7.7 of additional revenues. The decrease was also offset by a $3.9 increase in special access revenues reflecting growth in dedicated lines.

Toll service revenues decreased 8% or $1.4 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Other services and sales revenues increased 10% or $3.8 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to a $1.1 growth in paging services, a $1.4 growth in commission revenues for wireless activation and associated accessory sales and a $1.4 increase due to a favorable billing and collection contract rate negotiation with AT&T.

OPERATING COSTS AND EXPENSES

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1997         1996
                                                  --------     --------
         Total operating costs and expenses       $  278.7     $  257.8


Total operating costs and expenses increased 8% or $20.9 for the three months ended March 31, 1997, compared to the same period in 1996. The increase is primarily due to a $13.9 increase in depreciation, mainly attributable to prospective rate changes reflecting revised salvage values and additions to plant balances. The increase also reflects a $2.9 increase in advertising expenditures and a $2.3 increase in material costs. These increases were partially offset by lower labor and benefit expenses of $3.2.

 INCOME TAXES

                              Three Months Ended
                                   March 31,
                              -------------------
                                1997       1996
                              --------   --------
         Income taxes         $   24.2   $   32.2


Income taxes decreased 25% or $8 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to a corresponding decrease in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated (GTE Funding), a wholly-owned subsidiary of the Company. GTE Funding provides short-term financing and investment vehicles and cash management services for seven of GTE's domestic telephone operating subsidiaries. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit.

The Company's primary source of funds during the first three months of 1997 was cash from operations of $231.2 compared to $188.7 for the same period in 1996. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, partially offset by a slight decline in results from operations.

The Company's capital expenditures during the first three months of 1997 were $67.7 compared to $37.3 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the Company's continued

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

expansion of existing networks and upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

Net cash used in financing activities was $113.7 during the first three months of 1997 compared to $149 for the same period in 1996. This included dividend payments of $59.5 in the first three months of 1997 compared to $34.5 for the same period in 1996. Short-term financing, including the net change in affiliate notes, decreased $54.2 for the first three months of 1997, compared to a decrease of $114.4 for the same period in 1996.

OTHER MATTERS

On May 7, 1997, in accordance with the Telecommunications Act, the FCC announced its decisions concerning price caps, access charge reform and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

The Company is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before the state regulatory commission. Since January 1997, state commission decisions determining the prices and terms of unresolved issues have been released in Florida. Subsequent decisions are expected to be issued over a period extending through the third quarter of 1997.

The Florida Public Service Commission (FPSC) issued its decision in the Company's arbitration with AT&T and MCI on January 17, 1997, and with Sprint on February 26, 1997, to determine interconnection, resale, and unbundling terms and conditions. The discount rate for the Company's resold services was set at 13.04%. The FPSC also established prices for unbundled network elements and ordered the Company to provide real-time and interactive access to its operation support systems by January 1, 1997. On January 31, 1997, the Company filed a lawsuit in the U.S. District Court challenging portions of the FPSC's arbitration determinations. On May 8, 1997, the case was dismissed without prejudice to refiling because approval of an arbitrated agreement had not been received from the FPSC. As such approval is obtained, the Company will refile its complaint.

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                1997           1996
                                                            ------------   ------------
                                                             (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                 $    50,088    $       365
  Accounts receivable, less allowances of
    $29,981 and $33,486                                         255,652        339,578
  Notes receivable from affiliates                              201,670          2,227
  Inventories and supplies                                       28,984         22,350
  Other                                                          22,492          4,793
                                                            -----------    -----------
    Total current assets                                        558,886        369,313
                                                            -----------    -----------
Property, plant and equipment, at cost                        4,137,368      4,088,813
  Accumulated depreciation                                   (2,290,142)    (2,211,691)
                                                            -----------    -----------
    Total property, plant and equipment, net                  1,847,226      1,877,122
                                                            -----------    -----------
Employee benefit plans and other assets                         154,299        152,458
                                                            -----------    -----------
Total assets                                                $ 2,560,411    $ 2,398,893
                                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities      $    20,113    $   140,710
  Notes payable to affiliates                                   306,102         37,990
  Accounts payable                                               87,394        103,470
  Taxes payable                                                  36,465         10,614
  Accrued interest                                               15,277          8,960
  Accrued payroll costs                                          38,256         40,520
  Dividends payable                                              78,544         59,004
  Deferred tax liabilities                                        6,355          4,845
  Other                                                         109,596         84,284
                                                            -----------    -----------
    Total current liabilities                                   698,102        490,397
                                                            -----------    -----------

  Long-term debt                                                766,109        766,096
  Deferred income taxes                                         168,069        181,882
  Employee benefit plans                                        184,733        175,675
  Other liabilities                                               6,814          6,501
                                                            -----------    -----------
    Total liabilities                                         1,823,827      1,620,551
                                                            -----------    -----------
Shareholders' equity:
  Preferred stock                                                60,096         60,096
  Common stock (23,400,000 shares issued)                       585,000        585,000
  Additional paid-in capital                                     50,289         50,289
  Retained earnings                                              41,199         82,957
                                                            -----------    -----------
    Total shareholders' equity                                  736,584        778,342
                                                            -----------    -----------
Total liabilities and shareholders' equity                  $ 2,560,411    $ 2,398,893
                                                            ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                       1997         1996
                                                                     ---------    ---------
                                                                     (Thousands of Dollars)
OPERATIONS
  Net income                                                         $  37,306    $  52,585
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                       88,619       74,710
    Deferred income taxes                                               (8,426)       4,794
    Provision for uncollectible accounts                                 7,441        7,473
    Changes in current assets and current liabilities                   99,633       49,733
    Other - net                                                          6,602         (575)
                                                                     ---------    ---------
    Net cash from operations                                           231,175      188,720
                                                                     ---------    ---------

INVESTING
  Capital expenditures                                                 (67,742)     (37,303)
                                                                     ---------    ---------
    Cash used in investing                                             (67,742)     (37,303)
                                                                     ---------    ---------

FINANCING
  Long-term debt retired                                                   (28)         (30)
  Dividends                                                            (59,524)     (34,547)
  Decrease in short-term obligations, excluding current maturities    (120,600)          --
  Net change in affiliate notes                                         66,442     (114,430)
                                                                     ---------    ---------
    Net cash used in financing                                        (113,710)    (149,007)
                                                                     ---------    ---------
Increase in cash and cash equivalents                                   49,723        2,410

Cash and cash equivalents:
  Beginning of period                                                      365        3,066
                                                                     ---------    ---------
  End of period                                                      $  50,088    $   5,476
                                                                     =========    =========





See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

GTE Florida Incorporated and Subsidiaries
PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-K.

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTE Florida Incorporated
                                            -----------------------------------
                                                      (Registrant)

Date:       May 14, 1997                         William M. Edwards, III
     -----------------------------          -----------------------------------
                                                 William M. Edwards, III
                                               Vice President - Controller
                                              (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
      Number                                  Description
------------------         ----------------------------------------------------

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule