Form 10-Q
period 1997-06-30
GTE FLORIDA INC
filed 1997-08-14
CIK 40865

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                               June 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

   The Company had 23,400,000 shares of $25 par value common stock outstanding at July 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I. FINANCIAL INFORMATION

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                              --------------------------------     --------------------------------
                                                  1997               1996              1997               1996
                                              -------------      -------------     -------------     --------------
                                                                     (Thousands of Dollars)
REVENUES AND SALES
  Local services                              $     177,007      $     160,615     $     350,994     $      325,723
  Network access services                           141,306            124,391           258,956            255,763
  Toll services                                      15,996             18,556            33,184             37,160
  Other services and sales                           80,903             80,946           128,049            123,823
                                              -------------      -------------     -------------     --------------
    Total revenues and sales                        415,212            384,508           771,183            742,469
                                              -------------      -------------     -------------     --------------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                        140,911            137,070           272,035            274,129
  Selling, general and administrative                64,784             54,388           123,737            100,427
  Depreciation and amortization                      95,510             91,208           184,129            165,918
                                              -------------      -------------     -------------     --------------
    Total operating costs and expenses              301,205            282,666           579,901            540,474
                                              -------------      -------------     -------------     --------------
OPERATING INCOME                                    114,007            101,842           191,282            201,995

OTHER EXPENSES
  Interest - net                                     15,002             15,107            30,740             30,478
  Other - net                                           441                 --               441                 --
                                              -------------      -------------     -------------     --------------
INCOME BEFORE INCOME TAXES                           98,564             86,735           160,101            171,517
  Income taxes                                       39,027             33,223            63,258             65,420
                                              -------------      -------------     -------------     --------------
NET INCOME                                    $      59,537      $      53,512     $      96,843     $      106,097
                                              =============      =============     =============     ==============




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      ---------------------------------
                                                 1997              1996               1997               1996
                                            -------------      -------------      -------------      --------------

         Net income                         $        59.5      $        53.5      $        96.8      $        106.1

Net income grew by 11% or $6 during the three months ended June 30, 1997, compared to the same period in 1996. The second quarter increase is primarily due to growth in revenues from local and network access services partially offset by lower toll service revenues and higher operating costs and expenses. Year- to-date net income is 9% or $9.3 below the first six months of 1996 due to higher operating costs and slightly lower revenues experienced during the first quarter of 1997.

REVENUES AND SALES

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            ---------------------------------     ---------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------

         Local services                     $        177.0     $       160.6      $       351.0      $       325.7
         Network access services                     141.3             124.4              259.0              255.8
         Toll services                                16.0              18.6               33.2               37.2
         Other services and sales                     80.9              80.9              128.0              123.8
                                            --------------     -------------      -------------      -------------
           Total revenues and sales         $        415.2     $       384.5      $       771.2      $       742.5


Total revenues and sales increased 8% or $30.7 during the second quarter of 1997 and 4% or $28.7 for the six months ended June 30,1997, compared to the same periods in 1996.

Local service revenues increased 10% or $16.4 and 8% or $25.3 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996, primarily due to access line growth and demand for custom calling features and other enhanced services. The number of access lines grew by 6% during the three and six month periods, which resulted in additional revenues of $5.9 and $9.4, respectively. Revenues from SmartCall(R) and CLASS services grew by $5.3 and $13.3 for the three and six month periods, driven by demand for custom calling features such as Caller ID and automatic call return/redial. Revenues from CentraNet(R) and digital services, such as Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS), contributed a combined $5 and $9.3 for the three and six month periods of 1997. The year-to-date increase is partially offset by a favorable settlement from a previous rate case, which increased revenues in the first quarter of 1996 by $9.5.

Network access service revenues increased 14% or $16.9 and 1% or $3.2 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. Minutes of use increased 9% in both periods of 1997, which generated additional revenues of $8 in the second quarter and $15.7 year-to-date. Special access revenues grew by $3.8 and $7.7 for the three and six month periods, respectively, due to customer demand for increased bandwidth services. In addition, revenues associated with access fees charged to cellular service providers increased by $3.4 and $1.6. The year-to-date increase is offset by a $22.3 decline in revenues from the unfavorable impact of the sharing provisions of the Federal Communication Commission's (FCC) 1996 price cap.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 14% and 11% for the three and six months ended June 30, 1997, compared to the same periods in 1996. These decreases, totaling $2.6 and $4, respectively, are primarily due to lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

Other services and sales revenues remained essentially unchanged in the second quarter of 1997, compared to the same period in 1996. Year-to-date revenues are 3% or $4.2 higher than the first six months of 1996 primarily due to a $3.5 increase in wireless activation commissions and related accessory sales, $3.4 growth in radio paging and voice messaging service revenues, and $1 from higher directory advertising revenues. A favorable billing and collection contract rate negotiation contributed $2.4 to the increase. The year-to-date growth is partially offset by a $7.2 decline from telephone sales and service revenues caused by lower single-line rent revenues and equipment sales.

OPERATING COSTS AND EXPENSES

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                            ----------------------------------      -------------------------------
                                                 1997                1995               1997              1996
                                            --------------      --------------      -------------     -------------
  Cost of services and sales                $        140.9      $        137.1      $       272.0     $       274.1
  Selling, general and administrative                 64.8                54.4              123.8             100.5
  Depreciation and amortization                       95.5                91.2              184.1             165.9
                                            --------------      --------------      -------------     -------------
  Total operating costs and expenses        $        301.2      $        282.7      $       579.9     $       540.5


Total operating costs and expenses increased 7% or $18.5 in the second quarter of 1997 and 7% or $39.4 year-to-date, compared to the same periods in 1996. The increase is primarily due to higher selling and marketing costs of $5.3 and $8.8 for the three and six month periods, respectively, which stimulated additional revenues through customer demand for products such as Caller ID and automatic call return/redial. Depreciation expense increased by $4.3 and $18.2 for the three and six month periods, as a result of additions to plant balances and prospective rate changes reflecting revised salvage values. Cost of services and sales increased by $3.8 and decreased by $2.1 for the three and six month periods, respectively, due to a $4.4 increase in labor costs and public telephone commissions in the second quarter and $5.1 year-to-date. These increases were offset by lower right-to-use fees of $3.9 and $8.2 during the three and six month periods, respectively.

 OTHER EXPENSES

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            -------------      -------------      -------------      -------------
         Income taxes                       $        39.0      $        33.2      $        63.3      $        65.4


Income taxes increased 17% or $5.8 in the second quarter of 1997 and decreased 3% or $2.1 during the first six months of the year compared to the same periods in 1996. These increases are primarily due to corresponding increases and decreases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated (GTE Funding), a wholly-owned subsidiary of the Company. GTE Funding provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit.

The Company's primary source of funds during the first six months of 1997 was cash from operations of $404.5 compared to $267.4 for the same period in 1996. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, partially offset by a slight decline in results from operations.

The Company's capital expenditures during the first six months of 1997 were $166.8 compared to $115.4 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the Company's continued expansion of existing networks and upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

Cash used in financing activities was $216.2 during the first six months of 1997 compared to $144.7 for the same period in 1996. This included dividend payments of $138.5 in the first half of 1997 compared to $100.1 for the same period in 1996. In May 1997, the Company paid $1.2 in premiums on the retirement of $103.9 of long-term debt and preferred stock redeemed prior to stated maturity. Short-term financing, including the net change in affiliate notes, increased $27.4 for the first six months of 1997, compared to an increase of $26.4 for the same period in 1996.

OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the FCC's rules purporting to implement the local competition provisions of the Telecommunications Act. The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements (UNEs) at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated, a separate subsidiary of GTE and affiliate of the Company, has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5% retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $69, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $20 effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $49.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since January 1997, state commission decisions determining the prices and terms of unresolved issues have been released in Florida. Subsequent decisions are expected to be issued throughout 1997.

State Regulatory Developments

The Florida Public Service Commission (FPSC) issued its decision in the Company's arbitration with AT&T and MCI on January 17, 1997, and with Sprint on February 26, 1997, to determine interconnection, resale, and unbundling terms and conditions. The discount rate for the Company's resold services was set at 13.04%. On January 31, 1997, the Company filed a lawsuit in the U.S. District Court challenging portions of the FPSC's arbitration determinations. On May 8, 1997, the case was dismissed without prejudice to refiling because approval of an arbitrated agreement had not been received from the FPSC. The Company refiled its complaints against MCI and Sprint on June 3 and June 24, 1997, respectively.

On July 6, 1997, MCI filed a complaint with the FPSC, claiming that the Company's intrastate switched access rates are too high and thus anti-competitive MCI requested the FPSC to order the Company to make access charge reductions as necessary, alleging that the Company's access revenues in Florida exceed its costs by $130. The complaint also alleges that the Company is subsidizing its toll and discretionary services operations with access revenues, but it does not claim the Company has violated any cross-subsidy prohibitions. The Company filed a motion to dismiss MCI's complaint on July 29, 1997, arguing that only the legislature, and not the FPSC, has the authority to reduce access charges under current law and that access charges have intentionally been set at levels to subsidize below-cost basic residential service in Florida.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Other Developments

On July 1, 1997, a tentative settlement was reached with the plaintiff's counsel in the class action lawsuit involving disputes over amounts billed for rental telephones. An order was issued conditionally certifying the class, preliminarily approving the settlement, preliminarily enjoining all other actions affecting the class, approving the class notice, and establishing a fairness hearing for November 26, 1997. The class notice was included in residential bills in August. Although a similar class action has been enjoined by the court, the plaintiff in the second case has advised the Company of his objection to the proposed settlement, has requested to intervene in the first litigation, and has demanded review of the discovery provided by the Company in that case. Management believes that the Company has adequately provided for these disputes in its financial statements for the three and six month periods ended June 30, 1997.

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,             December 31,
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                               $           21,787     $              365
  Receivables, less allowances of $26,363 and $33,486                                305,975                339,578
  Notes receivable from affiliates                                                 1,347,985                  2,227
  Inventories and supplies                                                            30,568                 22,350
  Other                                                                               25,515                  4,793
                                                                          ------------------     ------------------
    Total current assets                                                           1,731,830                369,313
                                                                          ------------------     ------------------
Property, plant and equipment, at cost                                             4,222,729              4,088,813
  Accumulated depreciation                                                        (2,371,885)            (2,211,691)
                                                                          ------------------     ------------------
    Total property, plant and equipment, net                                       1,850,844              1,877,122
                                                                          ------------------     ------------------
Employee benefit plans and other assets                                              164,682                152,458
                                                                          ------------------     ------------------
Total assets                                                              $        3,747,356     $        2,398,893
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                    $        1,374,123     $          140,710
  Notes payable to affiliates                                                         60,019                 37,990
  Accounts payable                                                                   183,039                103,470
  Taxes payable                                                                       38,894                 10,614
  Accrued interest                                                                    11,974                  8,960
  Accrued payroll costs                                                               35,604                 40,520
  Dividends payable                                                                   37,748                 59,004
  Deferred tax liabilities                                                             7,865                  4,845
  Other                                                                              100,592                 84,284
                                                                          ------------------     ------------------
    Total current liabilities                                                      1,849,858                490,397
                                                                          ------------------     ------------------

  Long-term debt                                                                     821,040                766,096
  Deferred income taxes                                                              157,817                181,882
  Employee benefit plans                                                             193,408                175,675
  Other liabilities                                                                    6,953                  6,501
                                                                          ------------------     ------------------
    Total liabilities                                                              3,029,076              1,620,551
                                                                          ------------------     ------------------
Shareholders' equity:
  Preferred stock                                                                     21,195                 60,096
  Common stock (23,400,000 shares issued)                                            585,000                585,000
  Additional paid-in capital                                                          50,289                 50,289
  Retained earnings                                                                   61,796                 82,957
                                                                          ------------------     ------------------
    Total shareholders' equity                                                       718,280                778,342
                                                                          ------------------     ------------------
Total liabilities and shareholders' equity                                $        3,747,356     $        2,398,893
                                                                          ==================     ==================



See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                              ---------------------------------
                                                                                   1997               1996
                                                                              ---------------    --------------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                                  $        96,843    $      106,097
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                     184,129           165,918
    Deferred income taxes                                                             (17,167)           11,894
    Provision for uncollectible accounts                                               16,496            18,916
    Changes in current assets and current liabilities                                 112,649           (41,852)
    Other - net                                                                        11,521             6,427
                                                                              ---------------    --------------
    Net cash from operations                                                          404,471           267,400
                                                                              ---------------    --------------

INVESTING
  Capital expenditures                                                               (166,841)         (115,430)
                                                                              ---------------    --------------
    Cash used in investing                                                           (166,841)         (115,430)
                                                                              ---------------    --------------

FINANCING
  Long-term debt and preferred stock retired, including premiums paid
    on early retirement                                                              (105,186)          (71,058)
  Dividends                                                                          (138,466)         (100,055)
  Increase in short-term obligations, excluding current maturities                  1,353,400                --
  Net change in affiliate notes                                                    (1,325,956)           26,405
                                                                              ---------------    --------------
    Net cash used in financing                                                       (216,208)         (144,708)
                                                                              ---------------    --------------
Increase in cash and cash equivalents                                                  21,422             7,262

Cash and cash equivalents:
  Beginning of period                                                                     365             3,066
                                                                              ===============    ==============
  End of period                                                               $        21,787    $       10,328
                                                                              ===============    ==============










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

(2) Long-term debt as of June 30, 1997 includes $100 million of commercial paper which the Company anticipates refinancing during the second half of 1997.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

GTE Florida Incorporated and Subsidiaries

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits required by Item 601 of Regulation S-K.

      (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

      (27) Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the second quarter of 1997.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GTE Florida Incorporated
                                      ----------------------------------------
                                                   (Registrant)

Date:    August 13, 1997                      William M. Edwards, III
      --------------------            ----------------------------------------
                                              William M. Edwards, III
                                            Vice President - Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



     EXHIBIT
      NUMBER                                                     DESCRIPTION
-------------------        -----------------------------------------------------------------------------------------

        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule
