Form 10-Q
period 1997-09-30
GTE FLORIDA INC
filed 1997-11-14
CIK 40865

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended       September 30, 1997

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

                                               YES      X         NO
                                                     --------         ---------

The Company had 23,400,000 shares of $25 par value common stock outstanding at October 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Florida Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                               -------------------------------     --------------------------------
                                                   1997              1996              1997               1996
                                               ------------      -------------     -------------     --------------
                                                                      (Thousands of Dollars)
REVENUES AND SALES
  Local services                               $    170,603      $     158,061     $     521,597     $      483,784
  Network access services                           136,549            122,964           395,505            378,727
  Toll services                                      12,648             17,390            45,832             54,550
  Other services and sales                           70,840             65,444           198,889            189,267
                                               ------------      -------------     -------------     --------------
    Total revenues and sales                        390,640            363,859         1,161,823          1,106,328
                                               ------------      -------------     -------------     --------------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                        139,392            133,179           411,427            407,308
  Selling, general and administrative                55,506             59,038           179,243            159,465
  Depreciation and amortization                      97,114             90,325           281,243            256,243
                                               ------------      -------------     -------------     --------------
    Total operating costs and expenses              292,012            282,542           871,913            823,016
                                               ------------      -------------     -------------     --------------
OPERATING INCOME                                     98,628             81,317           289,910            283,312

OTHER EXPENSE
  Interest - net                                     15,823             14,289            46,563             44,767
  Other - net                                            --                 --               441                 --
                                               ------------      -------------     -------------     --------------
INCOME BEFORE INCOME TAXES                           82,805             67,028           242,906            238,545
  Income taxes                                       32,746             25,100            96,004             90,520
                                               ------------      -------------     -------------     --------------
NET INCOME                                     $     50,059      $      41,928     $     146,902     $      148,025
                                               ============      =============     =============     ==============




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------
         Net income                         $         50.1     $        41.9      $       146.9      $       148.0

Net income increased 20% or $8.2 and declined 1% or $1.1 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The third quarter increase is largely the result of growth in revenues from local and network access services, partially offset by higher operating costs and expenses. Year-to-date net income remained slightly below the same period in 1996, as the first quarter decline from higher operating costs was partially offset by revenue growth in the second and third quarters.

REVENUES AND SALES

                                                   Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------
         Local services                     $        170.6     $       158.1      $       521.6      $       483.8
         Network access services                     136.6             123.0              395.5              378.7
         Toll services                                12.6              17.4               45.8               54.5
         Other services and sales                     70.8              65.4              198.9              189.3
                                            --------------     -------------      -------------      -------------
           Total revenues and sales         $        390.6     $       363.9      $     1,161.8      $     1,106.3

Total revenues and sales increased 7% or $26.7 and 5% or $55.5 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 8% or $12.5 and 8% or $37.8 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Continued access line growth and demand for custom calling features and other enhanced services were the most significant factors behind the increases. Access lines grew 6% in both periods, which generated additional revenues of $6.9 in the third quarter and $16.3 year-to-date. Growth in SmartCall(R) and CLASS services, driven primarily by demand for Caller ID and pay-per-use services such as auto call return/redial, contributed $5 and $18.3 to the third quarter and year-to-date increases, respectively. Revenues from enhanced data services, such as Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS), were also higher by $3 in the third quarter and $9.3 year-to-date. These increases were partially offset by declines in revenues from private dedicated lines of $1.4 and $5.6 for the three and nine month periods, respectively, largely resulting from customer migration to ISDN and DCS services. The year-to-date increase is also offset by a favorable settlement from a previous rate case, which increased revenues in the first quarter of 1996 by $9.5.

Network access service revenues increased 11% or $13.6 and 4% or $16.8 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This growth is largely due to increased demand for access services by interexchange carriers and growing demand for increased bandwidth services. Minutes of use increased 10% in the third quarter and 9% year-to-date, which resulted in higher revenues of $8.3 and $23.1, respectively. Special access revenues grew $4.5 and $12.2 for the three and nine month periods, respectively, due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

users. End user access charge revenues, associated with access line growth, increased $1.3 in the third quarter and $4.4 year-to-date. In addition, revenues from cellular services increased $1.9 and $3.6 for the three and nine month periods, respectively. These increases are partially offset by net decreases of $8.7 and $30.3, respectively, associated with the sharing provisions and rate changes relating to the Federal Communications Commission's (FCC) 1996 and 1997 price caps.

Toll service revenues decreased 28% or $4.8 and 16% or $8.7 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These decreases are primarily due to lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

Other services and sales revenues increased 8% or $5.4 and 5% or $9.6 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These increases are largely the result of increased wireless activation commissions and related accessory sales totaling $1.4 in the third quarter and $4.9 year-to-date, and a favorable billing and collection contract rate negotiation resulting in additional revenues of $1.7 and $4.1 for the three and nine month periods, respectively. Combined revenues from directory advertising and voice messaging services contributed $1.7 to the third quarter increase and $3.9 year-to-date. The year-to-date increase is partially offset by an $8.3 decline from lower single-line rent revenues and equipment sales.

OPERATING COSTS AND EXPENSES

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                            ----------------------------------      -------------------------------
                                                 1997                1996               1997              1996
                                            --------------      --------------      -------------     -------------
         Cost of services and sales         $        139.4      $        133.2      $       411.4     $       407.3
         Selling, general and administrative          55.5                59.0              179.2             159.5
         Depreciation and amortization                97.1                90.3              281.3             256.2
                                            --------------      --------------      -------------     -------------
         Total operating costs and expenses $        292.0      $        282.5      $       871.9     $       823.0

Total operating costs and expenses increased 3% or $9.5 in the third quarter of 1997 and 6% or $48.9 year-to-date, compared to the same periods in 1996.

The increase in cost of services and sales expense is primarily due to growth-related increases in labor and benefits costs of $8.4 and $10.9 and materials costs of $4.2 and $6.6 for the third quarter and year-to-date periods, respectively. In addition, access charges incurred to terminate intraLATA toll calls outside the Company's service territory increased $1.5 and $3.8 for the three and nine month periods, respectively. Increased selling and marketing efforts, aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, resulted in higher selling expenses of $2.1 in the third quarter and $10.8 year-to-date. Depreciation expense increased $6.8 and $25.1 for the three and nine month periods, respectively, due to additions to plant and prospective rate changes reflecting revised salvage values. The increase in total operating costs and expenses was offset by a $10.1 pension settlement gain, recorded in the third quarter of 1997, which resulted from lump sum payments from the Company's pension plans. Total pension settlement gains for the nine months ended September 30, 1997 amounted to $12.7, which are partially offset by $2.5 of settlement gains recorded in the first quarter of 1996. The net change in total operating costs also includes decreases of $6.2 and $7.7 associated with administrative productivity gains achieved during the third quarter and year-to-date periods, respectively.

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE

                                                   Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------
         Interest - net                     $         15.8     $        14.3      $        46.6      $        44.8
         Income taxes                                 32.7              25.1               96.0               90.5

Interest - net increased 10% or $1.5 and 4% or $1.8 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, primarily due to higher average short-term debt levels.

Income taxes increased 30% or $7.6 and 6% or $5.5 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These increases are primarily due to corresponding increases in pre-tax income and investment tax credit amortization.

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

The Company's primary source of funds during the first nine months of 1997 was cash from operations of $527.7 compared to $392.8 for the same period in 1996. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, partially offset by a slight decline in results from operations.

The Company's capital expenditures during the first nine months of 1997 were $273.4 compared to $187 for the same period in 1996. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, in accordance with the Company's continued growth of existing networks and upgrades associated with the support of expanded services and compliance with the local number portability requirements of the Telecommunications Act of 1996 (the Telecommunications Act).

In the third quarter of 1996, the Company transferred $10.4 of assets associated with the Company's broadband video dialtone network in Clearwater, Florida to GTE Media Ventures Incorporated, a separate subsidiary of GTE.

Cash used in financing activities was $148 during the first nine months of 1997 compared to $201.3 for the same period in 1996. Dividend payments totaled $176.3 in the first nine months of 1997 compared to $173.7 in 1996. In May 1997, the Company paid $1.2 in premiums on the retirement of $103.9 of long-term debt and preferred stock redeemed prior to stated maturity. Short-term financings, including the net change in affiliate notes, increased $133.4 compared to an increase of $43.5 in 1996.

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies have placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc. (WorldCom).

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

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements (UNEs) and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and UNEs at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

In addition, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Telecommunications Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998 to file a petition for certiorari.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the U.S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5%. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $69, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum allowable price. This rate change filing resulted in an annual price increase of $20, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price reduction of $49.

On June 4, 1996, the FCC issued the first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly,

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address those issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation. The FCC also tentatively concluded that this per-call rate should also be used to calculate phase one compensation obligations. It is likely, however, that the entire phase one compensation directive will be revisited in a subsequent order.

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

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company filed a lawsuit in federal district court in Florida, which was dismissed without prejudice on the grounds that it was filed before the arbitrated agreement had received final approval from the Florida Public Service Commission (FPSC). The Company refiled its complaint after final approval was received.

Additionally, the Company has made appropriate filings with the state and Federal District Courts requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration rulings or complaint actions.

State Regulatory Developments

The Florida Public Service Commission (FPSC) issued its decision in the Company's arbitration with AT&T and MCI on January 17, 1997, and with Sprint on February 26, 1997, to determine interconnection, resale, and unbundling terms and conditions. The discount rate for the Company's resold services was set at 13.04%. On January 31, 1997, the Company filed a lawsuit in U.S. District Court challenging portions of the FPSC's arbitration determinations. On May 8, 1997, the case was dismissed without prejudice to refiling because approval of an arbitrated agreement had not been received from the FPSC. The Company refiled its complaints against MCI and Sprint on June 3 and June 24, 1997, respectively. On August 15, 1997, AT&T filed a complaint against the Company and the FPSC challenging the FPSC's decision in the AT&T arbitration. The Company raised its own challenges to this decision in its counterclaim/crossclaim filed on September 8, 1997.

On July 6, 1997, MCI filed a complaint with the FPSC, claiming that the Company's intrastate switched access rates are too high and thus anti-competitive. MCI requested the FPSC to order the Company to make access charge reductions as necessary, alleging that the Company's access revenues in Florida exceed its costs by $130. The complaint also alleges that the Company is subsidizing its toll and discretionary services operations with access revenues, but it does not claim the Company has violated any cross-subsidy prohibitions. The Company filed a motion to dismiss MCI's complaint on July 29, 1997, arguing that only the legislature, and not the FPSC, has the

GTE Florida Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

authority to reduce access charges under current law and that access charges have intentionally been set at levels to subsidize below-cost basic residential service in Florida. On October 21, 1997 the FPSC voted to dismiss MCI's complaint.

Other Developments

The Company has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. These costs are currently estimated to be $21.9 over the next three years.

On October 15, 1997, the Company's parent, GTE, announced its proposal to acquire MCI in a transaction valued at approximately $28 billion in cash or 40 dollars per share. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom. GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory approval process, as well as other pertinent information.

On July 1, 1997, a tentative settlement was reached with the plaintiff's counsel in a class action lawsuit involving disputes over amounts billed for rental telephones. An order was issued conditionally certifying the class, preliminarily approving the settlement, preliminarily enjoining all other actions affecting the class, approving the class notice, and establishing a fairness hearing for November 26, 1997. The class notice was included in residential bills in August. A similar class action was filed in June 1997 and enjoined by the preliminary injunction. Having been denied intervention in the first class action, the plaintiff in the second lawsuit has filed objections to the proposed settlement. Management believes that the Company has adequately provided for these disputes in its financial statements for the three and nine month periods ended September 30, 1997.

In May 1997, GTE announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation (BBN), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. As of September 30, 1997, GTE had completed the acquisition of BBN.

GTE Florida Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,           December 31,
                                                                                  1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                               $          106,654     $              365
  Receivables, less allowances of $23,083 and $33,486                                302,065                339,578
  Notes receivable from affiliates                                                 1,073,490                  2,227
  Inventories and supplies                                                            40,396                 22,350
  Other                                                                                8,533                  4,793
                                                                          ------------------     ------------------
    Total current assets                                                           1,531,138                369,313
                                                                          ------------------     ------------------
Property, plant and equipment, at cost                                             4,304,256              4,088,813
  Accumulated depreciation                                                       (2,442,883)            (2,211,691)
                                                                          ------------------     ------------------
    Total property, plant and equipment, net                                       1,861,373              1,877,122
                                                                          ------------------     ------------------
Employee benefit plans and other assets                                              182,955                152,458
                                                                          ------------------     ------------------
Total assets                                                              $        3,575,466     $        2,398,893
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                    $          986,622     $          140,710
  Notes payable to affiliates                                                         79,015                 37,990
  Accounts payable                                                                   166,338                103,470
  Taxes payable                                                                       49,583                 10,614
  Accrued interest                                                                    17,795                  8,960
  Accrued payroll costs                                                               44,041                 40,520
  Dividends payable                                                                   46,359                 59,004
  Deferred income tax liabilities                                                     11,670                  4,845
  Other                                                                               85,430                 84,284
                                                                          ------------------     ------------------
    Total current liabilities                                                      1,486,853                490,397
                                                                          ------------------     ------------------

  Long-term debt                                                                   1,021,061                766,096
  Deferred income taxes                                                              147,252                181,882
  Employee benefit plans                                                             190,994                175,675
  Other liabilities                                                                    7,459                  6,501
                                                                          ------------------     ------------------
    Total liabilities                                                              2,853,619              1,620,551
                                                                          ------------------     ------------------
Shareholders' equity:
  Preferred stock                                                                     21,195                 60,096
  Common stock (23,400,000 shares issued)                                            585,000                585,000
  Additional paid-in capital                                                          50,289                 50,289
  Retained earnings                                                                   65,363                 82,957
                                                                          ------------------     ------------------
    Total shareholders' equity                                                       721,847                778,342
                                                                          ------------------     ------------------
Total liabilities and shareholders' equity                                $        3,575,466     $        2,398,893
                                                                          ==================     ==================


See Notes to Condensed Consolidated Financial Statements.

GTE FLORIDA INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                          -----------------------------------------
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                              $          146,902     $          148,025
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                    281,243                256,243
    Deferred income taxes                                                           (23,927)                  8,635
    Provision for uncollectible accounts                                              25,008                 31,888
    Change in current assets and current liabilities                                 108,285               (54,945)
    Other - net                                                                      (9,791)                  2,992
                                                                          ------------------     ------------------
    Net cash from operations                                                         527,720                392,838
                                                                          ------------------     ------------------

INVESTING
  Capital expenditures                                                             (273,395)              (187,039)
  Proceeds from the transfer of assets                                                    --                 10,434
                                                                          ------------------     ------------------
    Net cash used in investing                                                     (273,395)              (176,605)
                                                                          ------------------     ------------------

FINANCING
  Long-term debt and preferred stock retired, including premiums paid
    on early retirement                                                            (105,124)               (71,090)
  Dividends                                                                        (176,347)              (173,745)
  Increase in short-term obligations, excluding current maturities                 1,165,900                 12,500
  Net change in affiliate notes                                                  (1,032,465)                 31,002
                                                                          ------------------     ------------------
    Net cash used in financing                                                     (148,036)              (201,333)
                                                                          ------------------     ------------------
Increase in cash and cash equivalents                                                106,289                 14,900

Cash and cash equivalents:
  Beginning of period                                                                    365                  3,066
                                                                          ------------------     ------------------
  End of period                                                           $          106,654     $           17,966
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

(2) Long-term debt as of September 30, 1997 includes $300 million of commercial paper which the Company anticipates refinancing during the first half of 1998.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

          (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          (27)   Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the third quarter of 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              GTE Florida Incorporated
                                        --------------------------------------
                                                   (Registrant)


Date:       November 13, 1997                 William M. Edwards, III
       -----------------------------    --------------------------------------
                                               William M. Edwards, III
                                             Vice President - Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX
  Number                               Description
------------    ---------------------------------------------------------------
    12          Statement re: Calculation of the Consolidated Ratio of Earnings
                to Fixed Charges

    27          Financial Data Schedule