Form 10-K405
period 1997-12-31
GTE FLORIDA INC
filed 1998-03-26
CIK 40865

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                           December 31, 1997

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

$1.30 CUMULATIVE PREFERRED, SERIES B                NEW YORK STOCK EXCHANGE
$1.25 CUMULATIVE PREFERRED                          NEW YORK STOCK EXCHANGE
FIRST MORTGAGE BONDS - 7 1/2% - SERIES O            AMERICAN STOCK EXCHANGE

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

THE COMPANY HAD 23,400,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item

Part I

       1.     Business                                                       1

       2.     Properties                                                     4

       3.     Legal Proceedings                                              4

       4.     Submission of Matters to a Vote of Security Holders            4

Part II

       5.     Market for the Registrant's Common Equity and Related
              Shareholder Matters                                            5

       6.     Selected Financial Data                                        6

       7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7

       8.     Financial Statements and Supplementary Data                   14

       9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           34

Part III

      10.     Directors and Executive Officers of the Registrant            35

      11.     Executive Compensation                                        37

      12.     Security Ownership of Certain Beneficial Owners
              and Management                                                45

      13.     Certain Relationships and Related Transactions                45

Part IV

      14.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                           46


PART I

Item 1.  Business

GTE Florida Incorporated (the Company) (formerly General Telephone Company of Florida, formerly Peninsular Telephone Company) was incorporated on June 20, 1901, as a corporation for profit pursuant to the general corporation laws of the state of Florida. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

The Company has two wholly-owned subsidiaries, GTE Florida Business Connections Corporation (FBCC) and GTE Funding Incorporated (GTE Funding). FBCC contains the majority of the Company's nonregulated operations, including the provision of telecommunications customer premise equipment to business and residential customers and other products and services. GTE Funding provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries, each of which is contractually obligated to repay all amounts borrowed by it from GTE Funding. In addition, the accounts of Televac, Inc. (Televac), a wholly-owned subsidiary of GTE and a special-purpose entity which purchased the Company's customer and other accounts receivable, have been consolidated with the Company.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's exchanges within the central-west coast Florida market area. InterLATA service to other points in and out of Florida is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance services. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers. At December 31, 1997, the Company served 2,708,844 access lines in its service territories.

At December 31, 1997, the Company had 7,473 employees.

The Company has two written agreements with the International Brotherhood of Electrical Workers (IBEW) covering substantially all hourly employees. In 1996, an agreement was reached between the Company and the IBEW. The second agreement between the Company's subsidiary, FBCC, and the IBEW expires in 1998.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. The Company continues to face additional competition from numerous sources, such as competitive local-exchange carriers, wireless carriers, cable television service providers and long distance companies.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. The Company believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, the Company and its parent, GTE, have exercised their right to challenge actions they believe act to increase competition at the expense of the shareholders of incumbent firms.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in many instances and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Florida. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Florida. A number of these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from the FPSC. In such cases, the Company is refiling complaints after final approval has occurred.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The access charge reform order, also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all of the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The FPSC has adopted price regulation for its intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $49 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $4.9 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and for single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long distance carriers were offset by new per line charges and the charges paid by end-users.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 10 of the Company's consolidated financial statements included in Item 8.

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


INITIATIVES

In 1997, the Company's parent, GTE, continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation (BBN), a leading supplier of end-to-end Internet solutions. BBN brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites." GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the Florida counties of Hillsborough, Manatee, Pasco, Pinellas, Polk and Sarasota, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1993 to December 31, 1997, the Company made capital expenditures of $1.5 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 34% of gross plant of $4.4 billion at December 31, 1997.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included in Item 8.


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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o         Account information
o         Dividends
o         Market prices
o         Transfer instructions
o         Statements and reports
o         Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-718-575-2990.

Or write to:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02206-8031

For overnight delivery services, use the following address:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1997 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the following universal resource:
         http://www.gte.com

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6.  Selected Financial Data

GTE Florida Incorporated and Subsidiaries

                                                                           Years Ended December 31,
                                               -------------------------------------------------------------------------------
Selected Income Statement Items (a)               1997             1996            1995                1994          1993(b)
-----------------------------------            -------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)
Revenues and sales                             $ 1,575,513     $ 1,506,272     $ 1,401,948         $ 1,327,133     $ 1,246,531
Operating costs and expenses                     1,140,557       1,122,670       1,058,263           1,040,478       1,210,721
                                               -----------     -----------     -----------         -----------     -----------
Operating income                                   434,956         383,602         343,685             286,655          35,810
Interest - net                                      63,345          61,786          63,600              60,233          67,961
Other - net                                            441              --              --                  --              --
Income taxes (benefit)                             147,491         123,736         104,612              86,167         (16,924)
                                               -----------     -----------     -----------         -----------     -----------
Income (loss) before extraordinary charges         223,679         198,080         175,473             140,255         (15,227)
Extraordinary charges                                   --              --        (378,641)(c)              --         (19,751)
                                               -----------     -----------     -----------         -----------     -----------
Net income (loss)                              $   223,679     $   198,080     $  (203,168)        $   140,255     $   (34,978)
                                               ===========     ===========     ===========         ===========     ===========

Dividends declared on common stock             $   202,546     $   319,056     $   137,357         $   110,504     $    70,017
Dividends declared on preferred stock                2,142           4,258           4,258               4,264           4,258


                                                                             As of December 31,
                                               -------------------------------------------------------------------------------
Selected Balance Sheet Items                        1997          1996            1995                1994            1993
----------------------------                   -------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)
Property, plant and equipment, net (c)          $1,913,964     $1,877,122      $1,949,598           $2,552,102     $2,564,383
Total assets                                     3,894,222      2,398,893       2,444,771            2,990,255      2,963,152
Long-term debt                                   1,021,064        766,096         785,155              729,754        747,946
Shareholders' equity                               757,638        778,342         903,576            1,198,359      1,172,872


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE Florida Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in 24 exchanges on the central-west coast of Florida. At December 31, 1997, the Company served 2,708,844 access lines in its service territories.

RESULTS OF OPERATIONS

                                    Years Ended December 31,
                              ----------------------------------
                                 1997         1996        1995
                              ---------    --------      -------
Net income (loss)             $  223.7     $  198.1     $   (203.2)

Net income for the year ended December 31, 1997 increased 13% or $25.6 primarily due to growth in revenues from local and network access services partially offset by increased operating costs and expenses. The net loss for 1995 includes one-time extraordinary charges (net of tax) of $374.3 for the discontinuance of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and $4.3 for the early retirement of debt in the fourth quarter of 1995. Excluding these charges, net income increased 13% or $22.6 in 1996. This increase is largely the result of growth in revenues from local and network access services, partially offset by reduced toll revenues and increased operating costs and expenses.

REVENUES AND SALES

                                    Years Ended December 31,
                              ----------------------------------
                                 1997         1996        1995
                              ---------    --------      -------
Local services                $   694.8    $  649.2      $  601.5
Network access services           529.5       505.3         456.1
Toll services                      57.6        73.7          80.8
Other services and sales          293.6       278.1         263.5
                              ---------    --------      -------
Total revenues and sales      $ 1,575.5    $1,506.3      $1,401.9

Total revenues and sales increased 5% or $69.2 and 7% or $104.4 in 1997 and 1996, respectively.

Local service revenues are based on fees charged to customers for providing local-exchange services within designated franchise areas. Local service revenues increased 7% or $45.6 and 8% or $47.7 in 1997 and 1996, respectively. Growth in SmartCall(R) and CLASS services, driven primarily by demand for Caller ID and pay-per-use services such as automatic call return/redial, contributed $23.9 to the 1997 increase. Access line growth of 7% in 1997 generated additional revenues of $14.6 from basic local services, $6.5 from CentraNet(R) services, and $12.4 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). These 1997 increases were partially offset by a decline in directory assistance and operator services revenues of $5.7 and the effect of a previous rate case settlement in 1996 of $10.3 (as discussed in Note 10 of the consolidated financial statements included in Item 8).

Access line growth of 5.2% in 1996 generated additional revenues of $10.4 from basic local services, $5.1 from CentraNet(R) services, and $5.9 from ISDN and DCS. The 1996 increase was also attributable to a $7.4 increase in revenues from enhanced custom calling features, such as SmartCall(R), and a $10.3 favorable settlement from the previous rate case discussed above.

 Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 5% or $24.2 and 11% or $49.2 in 1997 and 1996, respectively. Minutes of use increased 10% and 9% in 1997 and 1996, respectively, generating $33.5 and $27.9 of additional revenues. Special access revenues grew $16 and $11 for 1997 and 1996, respectively, due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. End-user access charge revenues, associated with access line growth, increased $6.3 in 1997 and $4.4 in 1996. The 1997 increase also includes a $4.4 increase in revenue from cellular service providers and $5.2 in favorable settlement activity, partially offset by intrastate access price reductions of $8.8. The 1997 increases are also offset by a $40.1 revenue reduction resulting from the net effect of the rate changes and sharing provisions of the Federal Communications Commission's (FCC's) 1996 and 1997 price caps (as discussed in Note 10 of the consolidated financial statements included in Item 8). In 1996, the net effect of the FCC's 1995 and 1996 price caps resulted in a $3.4 increase in revenues over 1995.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 22% or $16.1 and 9% or $7.1 in 1997 and 1996, respectively. The 1997 decrease is primarily due to lower toll volumes resulting from intraLATA toll competition, including 10XXX and 1+ presubscription. Equal access (1+ presubscription) was completed in Florida effective February 1997. The 1996 decrease reflects the impact of optional discount calling plans, which effectively lowered intrastate toll rates and intraLATA competition.

Other services and sales revenues increased 6% or $15.5 and 6% or $14.6 in 1997 and 1996, respectively. The 1997 increase is largely the result of increased wireless activation commissions and related accessory sales totaling $8.2 and a favorable billing and collection contract rate negotiation resulting in additional revenues of $5.5. The 1997 increase also includes an increase of $4.4 relating to the payphone interim compensation order (see Note 10 of the Company's consolidated financial statements included in Item 8) and a $4.8 increase in voice messaging and paging services. These increases were partially offset by an $11.2 decline in lower single-line rent revenues and equipment sales. The 1996 increase is a result of a $6.3 increase in equipment sales, a $4.1 increase in voice messaging service revenues and a $4.2 increase related to the timing of directory publications.

OPERATING COSTS AND EXPENSES

                                               Year Ended December 31,
                                         ----------------------------------
                                            1997         1996        1995
                                         --------     ---------    --------
Cost of services and sales               $  550.0     $   549.7    $  540.1
Selling, general and administrative         232.5         223.6       232.6
Depreciation and amortization               358.1         349.4       285.6
                                         --------     ---------    --------
Total operating costs and expenses       $1,140.6     $ 1,122.7    $1,058.3

Total operating costs and expenses increased 2% or $17.9 and 6% or $64.4 in 1997 and 1996, respectively. Increased selling and marketing efforts, aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, resulted in higher selling expenses of $13.3 in 1997. Also contributing to the 1997 increase is a rise in material costs of $5.5 and an increase of $4 in access charges incurred to terminate intraLATA toll calls outside the Company's service territory. Increases in depreciation related to additions to plant were partially offset by a reduction in depreciation rates to reflect higher net salvage values related to certain of the Company's telephone plant and equipment, resulting in a net increase of $8.7. The increase in total operating costs and expenses was partially offset by an $11.5 decrease related to the reserve for potential settlement costs associated with inside wire maintenance costs and other non-regulated services that were reserved for in 1996 (see Other Matters for additional information). Additionally, pension settlement gains of $15.8, recorded in 1997 as a result of lump-sum payments from the Company's benefit plans, were partially offset by $13.4 of gains recorded in 1996.

The 1996 increase in operating costs and expenses reflects an increase in depreciation expense of $63.8 primarily due to changes in plant balances, one-time adjustments and prospective rate changes to reflect revised salvage values and an increase of $16.3 in uncollectibles. Also contributing to the 1996 increase is a $3.5 change in costs related to actuarial adjustments to the Company's benefit plans. In addition, the 1996 increase includes an $11.5 increase in the reserve for potential settlement costs associated with inside wire maintenance costs and other non-regulated services, as discussed in Other Matters. The 1996 increase is partially offset by an $8.9 reduction in labor and benefit costs associated with productivity gains from process re-engineering and other cost containment programs, and $4.6 of lower costs related to the collection of interexchange carrier receivables. Pension settlement gains of $13.4, recorded in 1996 as a result of lump-sum payments from the Company's benefit plans, were partially offset by $1.2 of gains recorded in 1995, which resulted in a net increase of $12.2.

OTHER EXPENSES

                                    Year Ended December 31,
                              ----------------------------------
                                 1997         1996        1995
                              ---------    --------      -------
Interest - net                $   63.3     $   61.8      $  63.6
Income taxes                     147.5        123.7        104.6

Interest - net increased 2% or $1.5 in 1997 and decreased 3% or $1.8 in 1996. The 1997 increase is due to an increase in interest expense due to higher average short-term debt levels. The 1996 decrease reflects an increase in interest income from affiliate receivables.

Income taxes increased 19% or $23.8 and 18% or $19.1 in 1997 and 1996, respectively. These increases are primarily driven by the corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated (GTE Funding), a wholly-owned subsidiary of the Company. GTE Funding provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries, each of which is contractually obligated to repay all amounts borrowed by it from GTE Funding. The Company participates with other affiliates in a $1.5 billion 364-day syndicated line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt. The Company has an existing shelf registration statement for an additional $100 of debentures.

The Company's primary source of funds during 1997 was cash from operations of $450.3 compared to $482.7 in 1996. The year-to-year decrease in cash from operations primarily reflects an increase in the Company's working capital requirements, partially offset by improved results from operations.

The Company's capital expenditures during 1997 were $405.5 compared to $282.8 during the same period in 1996. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company's anticipated construction costs for 1998 are expected to be lower than capital expenditures incurred during 1997.

In the third quarter of 1996, the Company transferred $10.4 of assets associated with the Company's broadband video dialtone network in Clearwater, Florida to GTE Media Ventures Incorporated, a separate subsidiary of GTE.

Net cash from financing activities was $12.5 in 1997, compared to cash used of $213 in 1996. Financing activities included an increase in short-term borrowings of $1,473.5 in 1997, primarily related to the financing activities of GTE Funding. This increase is partially offset by a decrease in affiliate notes of $1,133 which are a result of GTE Funding's corresponding notes receivable balances from participating affiliates. The Company paid $1.2 in premiums on the retirement of $103.9 of long-term debt and preferred stock redeemed prior to stated maturity in 1997 compared to total retirements of $71.1 in 1996. The Company made dividend payments of $222.8 in 1997 compared to $298.3 in 1996.

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the Florida Public Service Commission
(FPSC) for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal levels that enable all service providers to participate equitably in the marketplace and benefit everyone. The Company believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. The Company and its parent, GTE, have consequently exercised their right to challenge regulatory actions they believe unfairly disadvantage their customers and shareholders.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Florida. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Florida. A number of these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from the FPSC. In such cases, the Company is refiling complaints after final approval has occurred.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The FPSC has adopted price regulation for its intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $49. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $4.9. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $17.3 paid by long distance carriers were offset by $17.9 of new per line charges and the charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $4.4 of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 10 of the Company's consolidated financial statements included in Item 8.

YEAR 2000 CONVERSION

The Year 2000 issue has an industry-wide impact. The Company has had an active Year 2000 Program in place. The Company's Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue could impact systems, networks and business processes at the Company. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for the Company is approximately $20. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $2.8. The Company currently has employees and contractors mobilized to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from the Company's suppliers. The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition.

LOCAL NUMBER PORTABILITY REQUIREMENTS

The Telecommunications Act mandated competition in the local telephone marketplace. Local Number Portability (LNP) is one vehicle chosen by the FCC to facilitate local competition. Local Service Provider Portability is the first phase of LNP, which will allow residential and business customers to change local service providers without changing their telephone numbers. The FCC has mandated that Local Service Provider Portability be implemented in the top 100 Metropolitan Service Areas (MSAs) by the end of 1998. The second and third phases of LNP will allow customers to retain their telephone numbers when they move from one location to another or change services (e.g. landline to cellular).

Through December 31, 1997, the Company had recorded approximately $21.1 to implement Local Service Provider Portability within two of the top 100 MSAs.

As a result of the major investment required to implement LNP, the FCC has stated that local service providers should be allowed to recover a portion of their costs. The Company is seeking regulatory recovery of LNP implementation costs.

OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. The reserves established in 1996 were adequate for the processing of all claims during 1997.

The Company is managing a class action lawsuit involving disputes over amounts billed for rental telephones. In July 1997, a tentative settlement was reached with the plaintiff. An order was issued conditionally certifying the class, preliminarily approving the settlement, preliminarily enjoining all other actions affecting the class, approving the class notice, and establishing a fairness hearing for November 26, 1997. The class notice was included in residential bills in August. A similar class action was filed in June 1997 and enjoined by the preliminary injunction. Having been denied intervention in the first class action, the plaintiff in the second lawsuit has filed objections to the proposed settlement. On December 16, 1997, the Court issued a Final Order approving the settlement, certifying the class, overruling the objections of the second class action suit that had been filed in June and dismissing the case with prejudice. Management believes that the Company has adequately provided for this settlement in its financial statements.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.   Financial Statements and Supplementary Data

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31                        1997            1996            1995
-----------------------                    -----------     -----------     -----------
                                                      (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                           $   694,852     $   649,242     $   601,555
  Network access services                      529,456         505,247         456,052
  Toll services                                 57,612          73,677          80,825
  Other services and sales                     293,593         278,106         263,516
                                           -----------     -----------     -----------
    Total revenues and sales                 1,575,513       1,506,272       1,401,948
                                           -----------     -----------     -----------
OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                   549,978         549,629         540,082
  Selling, general and administrative          232,506         223,620         232,555
  Depreciation and amortization                358,073         349,421         285,626
                                           -----------     -----------     -----------
    Total operating costs and expenses       1,140,557       1,122,670       1,058,263
                                           -----------     -----------     -----------
OPERATING INCOME                               434,956         383,602         343,685

OTHER EXPENSES
  Interest - net (c)                            63,345          61,786          63,600
  Other - net                                      441              --              --
                                           -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                     371,170         321,816         280,085
  Income taxes                                 147,491         123,736         104,612
                                           -----------     -----------     -----------
INCOME BEFORE EXTRAORDINARY CHARGES            223,679         198,080         175,473
  Extraordinary charges                             --              --        (378,641)
                                           -----------     -----------     -----------
NET INCOME (LOSS)                          $   223,679     $   198,080     $  (203,168)
                                           ===========     ===========     ===========


(a) Includes billings to affiliates of $103,909, $100,073 and $96,172 for the years 1997-1995, respectively.
(b) Includes billings from affiliates of $78,641, $86,586 and $93,354 for the years 1997-1995, respectively.
(c) Includes interest received from affiliates of $61,582 in 1997.


See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31                                                    1997           1996
-----------                                                 ----------     ----------
                                                              (Thousands of Dollars)
ASSETS
Current assets:
   Cash and cash equivalents                                $   57,675     $      365
   Receivables, less allowances of $30,172 and $33,486         510,425        339,578
   Notes receivable from affiliates                          1,167,253          2,227
   Inventories and supplies                                     31,006         22,350
   Other                                                        28,242          4,793
                                                            ----------     ----------
    Total current assets                                     1,794,601        369,313
                                                            ----------     ----------
Property, plant and equipment, net                           1,913,964      1,877,122
Employee benefit plans                                         169,869        135,028
Other assets                                                    15,788         17,430
                                                            ----------     ----------
Total assets                                                $3,894,222     $2,398,893
                                                            ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term obligations, including current maturities     $1,366,548     $  178,700
   Accounts payable                                            161,348        103,470
   Advanced billings and customer deposits                      36,229         33,004
   Taxes payable                                                 2,980         10,614
   Accrued interest                                             11,444          8,960
   Accrued payroll costs                                        37,823         40,520
   Dividends payable                                            40,853         59,004
   Deferred tax liabilities                                     16,326          4,845
   Other                                                        35,166         51,280
                                                            ----------     ----------
    Total current liabilities                                1,708,717        490,397
                                                            ----------     ----------
   Long-term debt                                            1,021,064        766,096
   Deferred income taxes                                       203,924        181,882
   Employee benefit plans                                      196,076        175,675
   Other liabilities                                             6,803          6,501
                                                            ----------     ----------
    Total liabilities                                        3,136,584      1,620,551
                                                            ----------     ----------
Shareholders' equity:
   Preferred stock                                              21,195         60,096
   Common stock (23,400,000 shares issued)                     585,000        585,000
   Additional paid-in capital                                   50,289         50,289
   Retained earnings                                           101,154         82,957
                                                            ----------     ----------
    Total shareholders' equity                                 757,638        778,342
                                                            ----------     ----------
Total liabilities and shareholders' equity                  $3,894,222     $2,398,893
                                                            ==========     ==========


See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31                                          1997           1996             1995
-----------------------                                     ------------     -----------      -----------
                                                                       (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                       $   223,679      $   198,080      $   175,473
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
    Depreciation and amortization                               358,073          349,421          285,626
    Deferred income taxes                                        33,523           (3,477)          27,786
    Provision for uncollectible accounts                         39,865           42,472           27,444
    Change in current assets and current liabilities:
      Receivables - net                                        (173,805)         (58,768)         (67,550)
      Other current assets                                      (15,397)          (4,501)           2,614
      Accrued taxes and interest                                (21,858)          12,639          (29,331)
      Other current liabilities                                   7,612          (51,659)         (33,580)
    Other - net                                                  (1,384)          (1,537)          (2,622)
                                                            -----------      -----------      -----------
    Net cash from operations                                    450,308          482,670          385,860
                                                            -----------      -----------      -----------
INVESTING
  Capital expenditures                                         (405,475)        (282,828)        (282,957)
  Proceeds from the transfer of assets                               --           10,434               --
                                                            -----------      -----------      -----------
    Net cash used in investing                                 (405,475)        (272,394)        (282,957)
                                                            -----------      -----------      -----------
FINANCING
  Long-term debt issued                                              --               --          197,131
  Long-term debt and preferred stock retired, including
      premiums paid on early retirement                        (105,246)         (71,119)         (95,228)
  Dividends                                                    (222,839)        (298,337)        (151,257)
  Capital contribution from GTE                                      --               --           50,000
  Increase (decrease) in short-term obligations,
      excluding current maturities                            1,473,518          120,600         (117,300)
  Net change in affiliate notes                              (1,132,956)          35,879           10,606
  Other - net                                                        --              --           (4,316)
                                                            -----------      -----------      -----------
    Net cash from (used in) financing                            12,477         (212,977)        (110,364)
                                                            -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents                 57,310           (2,701)          (7,461)

Cash and cash equivalents:
  Beginning of year                                                 365            3,066           10,527
                                                            -----------      -----------      -----------
  End of year                                               $    57,675      $       365      $     3,066
                                                            ===========      ===========      ===========
Cash paid during the year for:
  Interest                                                  $   127,569      $    65,059      $    64,485
                                                            -----------      -----------      -----------
  Income taxes                                              $   127,829      $   115,845      $    99,388
                                                            -----------      -----------      -----------

See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          Additional
                                              Preferred       Common        Paid-In       Retained
                                                Stock         Stock         Capital        Earnings        Total
                                             ----------     ----------    -----------     ----------     ----------
                                                                    (Thousands of Dollars)

Shareholders' equity, December 31, 1994      $   60,096     $  585,000     $      289     $  552,974     $1,198,359

Net loss                                                                                    (203,168)      (203,168)
Dividends declared                                                                          (141,615)      (141,615)
Capital contribution from GTE                                                  50,000             --         50,000
                                             ----------     ----------     ----------     ----------     ----------
Shareholders' equity, December 31, 1995          60,096        585,000         50,289        208,191        903,576

Net income                                                                                   198,080        198,080
Dividends declared                                                                          (323,314)      (323,314)
                                             ----------     ----------     ----------     ----------     ----------
Shareholders' equity, December 31, 1996          60,096        585,000         50,289         82,957        778,342
Net income                                                                                   223,679        223,679
Dividends declared                                                                          (204,688)      (204,688)
Early redemption of preferred stock             (38,901)                                        (794)       (39,695)
                                             ----------     ----------     ----------     ----------     ----------
Shareholders' equity, December 31, 1997      $   21,195     $  585,000     $   50,289     $  101,154     $  757,638
                                             ==========     ==========     ==========     ==========     ==========


See Notes to Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE Florida Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 2,708,844 access lines in 24 exchanges on the central-west coast of Florida. The Company is a wholly-owned subsidiary of GTE Corporation
(GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of GTE Florida Incorporated and its wholly-owned subsidiaries, GTE Florida Business Connections Corporation (FBCC) and GTE Funding Incorporated (GTE Funding). GTE Funding provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries, each of which is contractually obligated to repay all amounts borrowed by it from GTE Funding. In addition, the accounts of Televac, Inc. (Televac), a wholly-owned subsidiary of GTE and a special-purpose entity which purchased the Company's customer and other accounts receivable, have also been consolidated with the Company. All significant intercompany amounts have been eliminated.

Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $151.1 million, $102 million and $86.6 million for the years 1997-1995, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $78.6 million, $86.6 million and $93.4 million for the years 1997-1995, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among GTE's domestic telephone operating subsidiaries. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $103.9 million, $100.1 million and $96.2 million for the years 1997-1995, respectively.

The Company's subsidiary, GTE Funding, provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries. Each of these companies is contractually obligated to repay all amounts borrowed by it from GTE Funding. Interest income received from these affiliate companies is approximately equal to the interest expense paid by GTE Funding on its short-term borrowings. Interest income from these activities amounted to approximately $61.6 million in 1997.

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation on a straight-line basis over the estimated economic lives of its assets. Prior to 1996, the Company provided for depreciation on a straight-line basis over asset lives approved by regulators (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.

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

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 10) and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

As a result of the decision to discontinue Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), the Company recorded a non-cash, after-tax extraordinary charge of $374.3 million (net of tax benefits of $235.2 million) in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:


                    Average Depreciable Lives
                    -------------------------
Asset Category      Before              After
--------------      ------              -----
Copper              20-30                15
Switching           17-19                10
Circuit             11-13                 8
Fiber               25-30                20

In addition, during 1995, the Company redeemed prior to stated maturity, approximately $75.3 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $4.3 million (net of tax benefits of $2.7 million).

3.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption and exclusive of amounts held in treasury, is as follows:

                                  December 31
                            -------------------------
                               1997          1996
                            -------------------------
Authorized                    Shares        Shares
                            -------------------------
  $  25 par value           4,880,000      4,880,000
  $ 100 par value                  --      1,200,000
                            ---------      ---------
    Total                   4,880,000      6,080,000
                            =========      =========

                                                                    December 31
                                        ---------------------------------------------------------------------------
                                                     1997                                   1996
                                        ----------------------------------       ----------------------------------
                                           Shares           Amount                  Shares           Amount
                                        ----------------------------------       ----------------------------------
Outstanding                                         (Thousands of Dollars)                    (Thousands of Dollars)

  $ 1.30 Series B $ 25 par value          475,900        $  11,897                  475,900         $  11,897
  $ 1.25 Series   $ 25 par value          371,900            9,298                  371,900             9,298
  8.16%  Series   $ 100 par value              --               --                  389,010            38,901
                                          -------        ---------                ---------         ---------
    Total                                 847,800        $  21,195                1,236,810         $  60,096
                                          =======        =========                =========         =========

In May 1997, the Company redeemed all outstanding shares of the 8.16% Series preferred stock with cash from operations. The Company incurred $0.8 million in premiums associated with this redemption.

In the event of non-payment of at least twelve months of accrued dividends, each class of preferred shareholders, voting as a class, will be entitled to elect two directors in addition to those directors elected by GTE. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1997.

At December 31, 1997, the Company held no treasury stock and at December 31, 1996, the Company held 3,130 shares as treasury stock.

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

At December 31, 1997, $2.2 million of retained earnings were restricted as to the payment of cash dividends on common stock under the terms of the Company's Articles of Incorporation.

5.  DEBT

Long-term debt as of December 31, was as follows:

                                                                       1997             1996
                                                                    ----------       ----------
                                                                       (Thousands of Dollars)
First mortgage bonds:
    6 1/2 % Series L,  due 1997                                     $       --       $   20,000
    8 %     Series N,  due 2001                                             --           45,000
    7 1/2 % Series O,  due 2002                                         50,000           50,000
    8 3/8 % Series BB, due 2027                                         75,000           75,000

Debentures:
    6.31  % Series A,  due 2002                                        200,000          200,000
    7.41  % Series B,  due 2023                                        200,000          200,000
    7.25  % Series C,  due 2025                                        100,000          100,000
    6.25  % Series D,  due 2005                                        100,000          100,000

Other                                                                      143              253
Short-term debt expected to be refinanced on a long-term basis         300,000               --
                                                                    ----------       ----------
  Total principal amount                                             1,025,143          790,253

Less:  discount and premium - net                                       (3,936)          (4,047)
                                                                    ----------       ----------

  Total                                                              1,021,207          786,206

Less:  current maturities of long-term debt                               (143)         (20,110)
                                                                    ----------       ----------
  Total long-term debt                                              $1,021,064       $  766,096
                                                                    ==========       ==========


In May 1997, the Company redeemed prior to stated maturity, the $45 million 8% Series N first mortgage bonds. The Company incurred $0.4 million in premiums associated with this retirement.

Long-term debt as of December 31, 1997 included $300 million of commercial paper which the Company refinanced on February 3, 1998 with the issuance of $300 million of 6.86% Series E debentures, due 2028.

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

Estimated payments of long-term debt during the next five years are: $0.2 million in 1998; do not exceed $0.1 million in 1999-2001; and $250 million in 2002.

Total short-term obligations at December 31, were as follows:

                                                                   1997          1996
                                                                ----------     ----------
                                                                  (Thousands of Dollars)
Commercial paper - average rate 7.5% and 5.4%                   $1,294,118     $  120,600
Notes payable to affiliate - average rates 6.0% and 5.6%            72,287         37,990
Current maturities of long-term debt                                   143         20,110
                                                                ----------     ----------
  Total                                                         $1,366,548     $  178,700
                                                                ==========     ==========

The Company participates with other affiliates in a $1.5 billion 364-day syndicated line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit.

The Company's subsidiary, GTE Funding, began providing short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries during 1997. Each of these companies is contractually obligated to repay all amounts borrowed by it from GTE Funding. At December 31, 1997, GTE Funding had short-term indebtedness in the form of commercial paper in the amount of approximately $1.6 million (including amounts expected to be refinanced on a long-term basis) of which approximately $1.2 million was incurred on behalf of GTE's other domestic telephone operating subsidiaries.


6.  FINANCIAL INSTRUMENTS

At December 31, 1997, the Company had entered into forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on $200 million of planned long-term debt issuances that were completed in February, 1998 (see Note 13 to the consolidated financial statements). Gains and losses recognized upon the expiration or settlement of forward interest rate swap agreements and forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated long-term debt issuance as an offset or addition to interest expense.

The risk associated with these off-balance-sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997 and 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $1 million and $11 million, respectively.

7.  INCOME TAXES

The income tax provision (benefit) is as follows:


                                                                          1997            1996              1995
                                                                       ---------       ----------         ---------
                                                                                  (Thousands of Dollars)
Current:
  Federal                                                              $  93,419       $  105,591         $  64,469
  State                                                                   20,549           21,622            12,357
                                                                       ---------       ----------         ---------
                                                                         113,968          127,213            76,826
                                                                       ---------       ----------         ---------
Deferred:
  Federal                                                                 28,513          (2,073)            27,490
  State                                                                    5,090              182             4,686
                                                                       ---------       ----------         ---------
                                                                          33,603           (1,891)           32,176
                                                                       ---------       ----------         ---------

Amortization of deferred investment tax credits - net                       (80)           (1,586)           (4,390)
                                                                       ---------       ----------         ---------

    Total                                                              $ 147,491        $ 123,736         $ 104,612
                                                                       =========       ==========         =========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:


                                                                          1997            1996              1995
                                                                       ---------       ----------         ---------
                                                                                  (Thousands of Dollars)
Amounts computed at statutory rates                                    $ 128,882       $  111,145         $  96,539
  State and local income taxes, net of federal income tax                 16,665           14,173            11,078
    benefits

  Amortization of deferred investment tax credits, net of
    federal income tax benefits                                              (52)          (1,031)           (4,390)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                                --               --             1,797
  Rate differentials applied to reversing temporary differences               --               --           (2,875)
  Other differences - net                                                  1,996            (551)             2,463
                                                                       ---------       ----------         ---------
Total provision                                                        $ 147,491       $  123,736         $ 104,612
                                                                       =========       ==========         =========

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:


                                                                          1997            1996
                                                                       ---------       ----------
                                                                         (Thousands of Dollars)
Depreciation and amortization                                          $ 219,613       $ 200,215
Employee benefit obligations                                             (76,630)        (66,627)
Prepaid pension cost                                                      66,809          53,081
Revenue and expense recognition: directory publications                   10,700          14,604
Investment tax credits                                                        --              53
Other - net                                                                 (242)        (14,599)
                                                                       ---------       ----------
    Total                                                              $ 220,250       $ 186,727
                                                                       =========       ==========

8.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1997-1995 were as follows:

                                                      1997           1996           1995
                                                   ---------      ---------      ---------
                                                            (Thousands of Dollars)
Benefits earned during the year                    $  18,517      $  18,804      $  16,083
Interest cost on projected benefit obligations        45,729         45,075         42,713
Return on plan assets:
  Actual                                            (191,342)      (151,659)      (181,297)
  Deferred                                           111,191         71,591        109,493
Other - net                                           (8,435)       (11,976)       (16,429)
                                                   ---------      ---------      ---------
  Net pension credit                               $ (24,340)     $ (28,165)     $ (29,437)
                                                   =========      =========      =========

The expected long-term rate-of-return on plan assets was 9.0% for 1997 and 1996 and 8.5% for 1995.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:


                                                    1997              1996
                                                -----------      -----------
                                                   (Thousands of Dollars)
Vested benefit obligations                      $   412,411      $   406,305
                                                ===========      ===========

Accumulated benefit obligations                 $   491,939      $   473,638
                                                ===========      ===========

Plan assets at fair value                       $ 1,142,042      $ 1,060,818
Less: projected benefit obligations                 634,525          616,557
                                                -----------      -----------
Excess of assets over projected obligations         507,517          444,261
Unrecognized net transition asset                   (34,094)         (42,645)
Unrecognized net gain                              (303,554)        (266,588)
                                                -----------      -----------
  Net prepaid pension cost                      $   169,869      $   135,028
                                                ===========      ===========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:


                                                    1997              1996
                                                -----------      -----------
Discount rate                                       7.25%           7.50%
Rate of compensation increase                       5.00%           5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company intends to fund amounts for postretirement benefits as deemed appropriate.

The postretirement benefit cost for 1997-1995 included the following components:

                                                                1997         1996        1995
                                                               -------     --------    -------
                                                                    (Thousands of Dollars)
Benefits earned during the year                                $ 4,709     $ 8,119     $ 6,895
Interest on accumulated postretirement benefit obligations      22,966      27,530      26,038
Amortization of transition obligation                            6,313      12,678      12,884
Other - net                                                        906         508         645
                                                               -------     --------    -------
  Postretirement benefit cost                                  $34,894     $48,835     $46,462
                                                               =======     =======     =======

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:


                                                                              1997            1996
                                                                          -----------     -----------
                                                                             (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                $   210,963     $   187,767
  Fully eligible active plan participants                                      11,838          12,704
  Other active plan participants                                              130,124         191,301
                                                                          -----------     -----------
Total accumulated postretirement benefit obligations                          352,925         391,772
Less: fair value of plan assets                                                    --              --
                                                                          -----------     -----------
Excess of accumulated obligations over plan assets                            352,925         391,772
Unrecognized transition obligation                                            (94,691)       (199,261)
Unrecognized net loss                                                         (64,164)        (19,821)
                                                                          -----------     -----------
  Accrued postretirement benefit obligations                              $   194,070     $   172,690
                                                                          ===========     ===========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% and 7.5% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1997 costs by approximately $2.4 million and the accumulated postretirement benefit obligations, as of December 31, 1997, by approximately $30.3 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $7 million, $6.3 million and $8 million in 1997-1995, respectively.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:


                                                                              1997            1996
                                                                          -----------     -----------
                                                                             (Thousands of Dollars)
Land                                                                      $    20,342     $    20,266
Buildings                                                                     214,621         207,365
Plant and equipment                                                         3,854,142       3,555,745
Other                                                                         295,353         305,437
                                                                          -----------     -----------
  Total                                                                     4,384,458       4,088,813
  Accumulated depreciation                                                 (2,470,494)     (2,211,691)
                                                                          -----------     -----------
  Total property, plant and equipment - net                               $ 1,913,964     $ 1,877,122
                                                                          ===========     ===========

Depreciation expense in 1997-1995 was equivalent to a composite average percentage of 8.6%, 8.8% and 7.6%, respectively. During 1997, depreciation was partially offset by a reduction in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.


10.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the Florida Public Service Commission (FPSC). The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide services between LATAs. The FPSC has approved extended area calling plans for certain intraLATA long distance routes. Under these plans, residential customers pay a flat rate per message and business customers pay a reduced rate per minute for these calls. Revenues from calls under the extended area calling plans are classified as local network service revenues.

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

On February 13, 1995, the FPSC ordered implementation of intraLATA 1+ presubscription which allows customers to choose their primary carrier for intraLATA toll calls. Previously, the local phone company carried all intraLATA toll calls when the customer dialed one plus the called number. With 1+ presubscription, the customer is able to choose the local telephone company, or other company, to carry these calls. The Company completed the necessary system changes in February 1997.

Effective July 1, 1995, the Florida Legislature passed a bill which replaced earnings regulation with price regulation and opened the local-exchange to competition. The Company became subject to price regulation effective January 3, 1996. Under the price regulation provisions, basic service, multi-line business local-exchange service and intrastate access rates are capped for three years, until January 3, 1999. Basic service rates can continue to be capped for an additional two years if the level of competition does not justify elimination of the cap. Subsequent to the price cap period, prices for basic services can be increased by an inflation factor (measured by GDP-PI) less 1% annually. Rates for non-basic services, defined as services other than basic, interconnection and network access, can increase by up to 6% per year if no competition exists and up to 20% if there is more than one certified provider of the service. Additionally, intrastate access rates that are higher than interstate access rates must be reduced by at least 5% annually until parity with 1994 interstate rates is attained. The estimated impact of the intrastate access rate reductions to the Company is a loss of $7.7 million of revenues annually, effective October 1, 1996. The rates from the first annual filing under these provisions were effective October 1, 1996. Other provisions of this legislation included the following: (1) interconnection prices, terms and conditions will be negotiated between the companies, with the FPSC to resolve the matter if an agreement cannot be reached; (2) local-exchange carriers (LECs) must unbundle services to the extent that it is technically and economically feasible; (3) LECs retain carrier of last resort responsibility until January 1, 2000; (4) lifeline funding, which is designed to support low income customers, is required, of which the Company is expected to fund approximately $3 million annually; (5) a temporary number portability solution was reached by the FPSC; and (6) LECs subject to price regulation are allowed to set their own depreciation rates.

Three alternative LECs, AT&T, MCI, and Sprint have filed petitions for arbitration against the Company under the Telecommunications Act of 1996 (the Telecommunications Act). On January 17, 1997, the FPSC issued its order requiring the Company to resell its local services to AT&T and MCI at a 13.04% discount, which was a greater discount than that proposed by the Company. The FPSC also established a rate for an unbundled loop at $20 which is $13 less than that proposed by the Company. A similar decision was issued in the Sprint arbitration. On January 31, 1997, the Company filed a lawsuit in U.S. District Court challenging portions of the FPSC's arbitration determinations. On May 8, 1997, the case was dismissed without prejudice to refiling because approval of an arbitrated agreement had not been received from the FPSC. The Company refiled its complaints against MCI and Sprint on June 3 and June 24, 1997, respectively. On August 15, 1997, AT&T filed a complaint against the Company and the FPSC challenging the FPSC's decision in the AT&T arbitration. The Company raised its own challenges to this decision in its counterclaim/crossclaim filed on September 8, 1997.

INTERSTATE SERVICES

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula, and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $49 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $4.9 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $17.3 million paid by long distance carriers were offset by $17.9 million of new per line charges and charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $4.4 million of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1997-1995 under various arrangements and amounted to $201.7 million, $195.7 million and $194.2 million, respectively.


11.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. The majority of lease commitments relate to the lease of the Company's headquarters building at One Tampa City Center. Rental expense was $31.4 million, $28.4 million and $27.4 million in 1997-1995, respectively. Minimum rental commitments under noncancelable leases through 2002 do not exceed $15.4 million annually and aggregate $0.1 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company supports greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized 1997 and 1996 quarterly financial data is as follows:

                            Revenues      Operating
                            and Sales      Income       Net Income
                          -----------    ----------     ----------
                                 (Thousands of Dollars)
1997
  First Quarter           $  355,971     $   77,275     $   37,306
  Second Quarter             415,212        114,007         59,537
  Third Quarter              390,640         98,628         50,059
  Fourth Quarter (a)         413,690        145,046         76,777
                          ----------     ----------     ----------
    Total                 $1,575,513     $  434,956     $  223,679
                          ==========     ==========     ==========
1996
  First Quarter           $  357,961     $  100,153     $   52,585
  Second Quarter             384,508        101,842         53,512
  Third Quarter              363,859         81,317         41,928
  Fourth Quarter             399,944        100,290         50,055
                          ----------     ----------     ----------
    Total                 $1,506,272     $  383,602     $  198,080
                          ==========     ==========     ==========

(a) Fourth quarter 1997 operating income includes the effects of a reduction to depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.


13.   SUBSEQUENT EVENTS (Unaudited)

On February 3, 1998, the Company issued $300 million of 6.86%, Series E debentures, due 2028. The net proceeds from the offerings and sales of these debentures will be applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt and preferred stock in May 1997 prior to stated maturity (see Note 5) and for the purpose of financing the Company's construction program. The net proceeds will also be used for general corporate purposes.

During 1997, the Company entered into forward contracts to sell $100 million of U.S. Treasury Bonds in order to hedge against future changes in market interest rates related to the debt the Company called and subsequently refinanced on February 3, 1998. A loss of approximately $8.8 million occurred upon settlement of the forward contracts and will be amortized over the life of the associated refinanced debt.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE Florida Incorporated:

We have audited the accompanying consolidated balance sheets of GTE Florida Incorporated (a Florida corporation and wholly-owned subsidiary of GTE Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, as set forth on pages 14 through 17 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Florida Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






Dallas, Texas                                              ARTHUR ANDERSEN LLP
January 26, 1998

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

a.  Identification of Directors

The names, ages and positions of the directors of the Company as of March 2, 1998 are listed below along with their business experience during the past five years.

     Name                    Age       Director Since                        Business Experience
-------------                ---       --------------    -----------------------------------------------------
John C. Appel                49            1996          President, GTE Network Services, 1997; Executive Vice
                                                         President - Network Operations, GTE Telephone
                                                         Operations, 1996; Executive Vice President - Network
                                                         Operations, all GTE domestic telephone subsidiaries of
                                                         which he is not President, 1996; Director, all GTE
                                                         domestic telephone subsidiaries, 1996; President, GTE
                                                         South Incorporated and GTE North Incorporated, 1995;
                                                         Senior Vice President - Regulatory Operations, GTE
                                                         Telephone Operations, 1994; President, GTE Southwest
                                                         Incorporated, 1994; State President - Texas/New Mexico, 1993.

Mateland L. Keith, Jr.       55            1997          Senior Vice President - Regional Operations, GTE
                                                         Network Services, 1997; President, GTE California
                                                         Incorporated, 1995; Assistant Vice President -
                                                         Engineering, GTE Telephone Operations, 1995; Area Vice
                                                         President - Sales, GTE North Incorporated, 1993.

Lawrence R. Whitman          46            1997          Vice President - Finance and Planning, Business
                                                         Development and Integration, 1997; Controller, GTE
                                                         Corporation, 1995; Vice President - Finance, TP&S, 1993.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.  Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Network Services. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Network Services as of March 2, 1998.

                                               Year Assumed
                                             Present Position
                                          ----------------------
                                          Network          the
           Name                Age        Services        Company                        Position
---------------------------    ---        --------        -------      ---------------------------------------------
John C. Appel (1)               49          1997            --         President of GTE Network Services
                                             --            1995        Executive Vice President - Network Operations
                                                                       of the Company
Mary Beth Bardin                43           --            1995        Vice President - Public Affairs of the Company
Peter A. Daks                   52           --            1994        President of the Company
Gerald K. Dinsmore              48           --            1993        Senior Vice President - Finance and Planning of
                                                                       the Company
William M. Edwards, III         49           --            1993        Vice President - Controller of the Company
Gregory D. Jacobson             46           --            1994        Treasurer of the Company
Mateland L. Keith, Jr. (2)      55          1997            --         Senior Vice President - Regional Operations of
                                                                       GTE Network Services
Brad M. Krall                   56          1993           1995        Vice President - Centralized Operations of GTE
                                                                       Network Services and the Company
Robert G. McCoy (3)             53          1997           1997        President - Retail Markets of GTE Network
                                                                       Services and Vice President - Retail Markets of
                                                                       the Company
William G. Mundy (4)            48          1997           1998        Vice President and General Counsel of GTE
                                                                       Network Services and the Company
Barry W. Paulson                46          1996           1996        Vice President - Network Operations Planning
                                                                       and Support of GTE Network
                                                                       Services and the Company
Richard L. Schaulin             55          1989           1995        Vice President - Human Resources of GTE
                                                                       Network Services and the Company
Charles J. Somes                51           --            1994        Secretary of the Company
Larry J. Sparrow (5)            54          1997            --         President - Wholesale Markets of GTE Network
                                                                       Services
                                             --            1995        Vice President - Carrier Markets of the Company

(1) John C. Appel was appointed President of GTE Network Services in June 1997 replacing Thomas W. White, who was appointed Senior Executive Vice President - Market Operations of GTE Service Corporation.

(2) Mateland L. Keith, Jr. was appointed Senior Vice President - Regional Operations of GTE Network Services in June 1997, replacing John C. Appel.

(3) Robert G. McCoy was appointed President - Retail Markets of GTE Network Services and elected Vice President - Retail Markets of the Company in October 1997 replacing C.F. Bercher, who was appointed and elected President of GTE Communications Corporation.

(4) William G. Mundy was appointed Vice President and General Counsel of GTE Network Services in October 1997 and elected Vice President - General Counsel of the Company in January 1998. Mr. Mundy replaced Richard M. Cahill, who was appointed Vice President and Associate General Counsel of GTE Service Corporation.

(5) Larry J. Sparrow was appointed President - Wholesale Markets of GTE Network Services in June 1997.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the individual who served as Principal Executive Officer of the Company in 1997, each of the other four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as such and were compensated by the Company or GTE Network Services at the end of 1997 and the two additional individuals who served as executive officers of the Company or GTE Network Services in 1997 but did not serve as such or were not being compensated by the Company or GTE Network Services at the end of 1997 (collectively, the Named Executive Officers). The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the Named Executive Officers by the Company and GTE Network Services. The caption "Long-Term Compensation" sets forth all long-term compensation paid to the Named Executive Officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1997 annual compensation for each of the Named Executive Officers that was allocated to the Company.

                                         Annual Compensation (2)                 Long-Term Compensation
                                    -------------------------------  ------------------------------------------
                                                                              Awards                  Payouts
                                                                     --------------------  --------------------
                                                                     Restricted  Securities
                                                       Other Annual    Stock     Underlying   LTIP     All Other
Name and Principal                  Salary     Bonus   Compensation    Awards     Options/   Payouts Compensation
Position in Group (1)         Year  ($) (3)   ($) (4)      ($)        ($) (5)     SARs (#)     ($)      ($) (6)
----------------------------  ----  -------  --------  ------------  --------    ----------  ------- ------------
Peter A. Daks                 1997  199,265    90,200        --       17,363      19,900     187,600     8,967
 President                    1996  193,038   114,800        --       19,809      19,900     202,100     8,740
                              1995  184,315   127,200        --           --      16,900      99,400     8,294

John C. Appel                 1997  348,365   399,386        --       59,881      76,000     548,700    11,320
 President                    1996  295,977   380,700        --       51,229     124,400     439,200    10,572
  GTE Network Services        1995  239,600   258,100        --           --      63,500     162,800    10,194

Larry J. Sparrow              1997  315,565   256,400        --       39,481      40,700     375,300    11,320
 President -                  1996  294,812   260,800        --       41,561      81,400     404,100    10,613
 Wholesale Markets            1995  261,866   255,600        --           --      36,400     211,300    10,613
  GTE Network Services

Mateland L. Keith, Jr.        1997  250,413   157,100        --       16,025      32,700     163,400    10,376
 Senior Vice President -      1996  217,762   117,300        --        5,118      15,200      87,600     9,799
 Regional Operations          1995  204,308   104,000        --           --      12,500          --     9,111
  GTE Network Services

Barry W. Paulson              1997  197,538   141,900        --       14,706      19,900      93,400     7,200
 Vice President -             1996  191,945   112,800        --        9,231      19,900      34,900     6,750
 Network Operations           1995  156,027    73,100        --           --       6,500          --     6,750
 Planning and Support
  GTE Network Services

Thomas W. White (7)           1997  470,776   520,646        --       84,756      91,700     822,400    11,320
 Senior Executive             1996  463,115   533,700        --       81,511     183,400     770,000    10,613
 Vice President -             1995  418,884   443,800        --           --      98,800     331,800    10,613
 Market Operations
  GTE Service Corporation

Gerald K. Dinsmore (8)        1997  302,532   314,807        --       45,906      62,200     411,800    11,320
 Senior Vice President -      1996  288,619   263,700        --       41,751      81,400     404,100    10,613
 Finance and Planning         1995  265,125   255,600        --           --      36,400     211,300    10,613

(1) All persons named in the table are officers of the Company except as otherwise noted.

(2) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Daks, Appel, Sparrow, Keith, Paulson, White and Dinsmore, for whom total annual amounts are shown above, is $289,465, $92,701, $59,181, $18,909, $35,122, $121,721, and $75,017, respectively.

(3) The data in the table includes fees of $7,280, $15,692 and $16,607 received by Mr. White for serving as a director of BC TEL during 1997, 1996 and 1995. BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation. Mr. White also received BC TEL deferred stock units valued at $10,695, which amount is included in this column.

(4) The data in this column represents the annual bonus received in 1997 by each of the Named Executive Officers under the GTE Corporation 1997 Executive Incentive Plan (the EIP) and a similar predecessor plan (the Executive Incentive Plan). In connection with GTE's Equity Participation Program (the EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the New York Stock Exchange (NYSE) composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(5) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 4 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date. Messrs. Daks, Appel, Sparrow, Keith, Paulson, White and Dinsmore hold a total of 3,729, 11,024, 8,106, 2,025, 2,346,
     16,568 and 8,716 Restricted Stock Units, respectively, which had a dollar value of $194,866, $576,025, $423,517, $105,801, $122,591, $865,678 and
     $455,397, respectively, based solely upon the closing price of GTE Common Stock on December 31, 1997.

(6) The column "All Other Compensation" includes, for 1997, Company contributions to the GTE Savings Plan of $7,200 for each of Messrs. Daks, Appel, Sparrow, Paulson, White and Dinsmore and $6,731 for Mr. Keith. This column also includes Company contributions to the GTE Executive Salary Deferral Plan of $1,766 for Mr. Daks, $4,120 for each of Messrs. Appel, Sparrow, White and Dinsmore and $3,645 for Mr. Keith.

(7) Mr. White was elected Senior Executive Vice President - Market Operations of GTE Service Corporation in June 1997. He served as President of GTE Telephone Operations from July 1995 until June 1997, and before that as an Executive Vice President of GTE Telephone Operations from 1991.

(8) Mr. Dinsmore was appointed President, Business Development and Integration (a separate business unit of GTE) in June 1997. Mr. Dinsmore has served as Senior Vice President - Finance and Planning of the Company since 1993. Although Mr. Dinsmore has retained his title with the Company, since June 1997 he has been compensated solely through his new position.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the Named Executive Officers of the Company in 1997, whether or not specifically allocated to the Company. The options were granted under the GTE Corporation 1997 Long-Term Incentive Plan (the 1997 LTIP) and the GTE Corporation 1991 Long-Term Incentive Plan (the 1991
LTIP). Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                                           Individual Grants
                          -------------------------------------------------    Potential Realizable Value at
                          Number of      Percent of                             Assumed Annual Rate of Stock
                          Securities   Total Options   Exercise                   Price Appreciation for
                          Underlying     Granted to    or Base                         Option Term
                           Options      Employees in    Price    Expiration   -------------------------------
         Name             Granted (1)    Fiscal Year    ($/SH)      Date       0%        5%           10%
-----------------------   -----------  -------------  --------   ----------   ----   ----------  ------------
Peter A. Daks               19,900          .09%       48.6250    2/16/07      --    $  608,542   $1,542,165

John C. Appel               62,200          .29%       48.6250    2/16/07      --     1,902,076    4,820,234
                            13,800          .06%       44.1250    6/04/07      --       382,950      970,470

Larry J. Sparrow            40,700          .19%       48.6250    2/16/07      --     1,244,606    3,154,076

Mateland L. Keith, Jr.      15,200          .07%       48.6250    2/16/07      --       464,816    1,177,935
                            17,500          .08%       44.1250    6/04/07      --       485,625    1,230,668

Barry W. Paulson            19,900          .09%       48.6250    2/16/07      --       608,542    1,542,165

Thomas W. White             91,700          .43%       48.6250    2/16/07      --     2,804,186    7,106,358

Gerald K. Dinsmore          40,700          .19%       48.6250    2/16/07      --     1,244,606    3,154,076
                            21,500          .10%       44.1250    6/04/07      --       596,624    1,511,964

(1) Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. No stock appreciation rights (SARs) were granted to the Named Executive Officers of the Company in 1997.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the Named Executive Officers of the Company during 1997. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1997.

                                                                      Number of Securities             Value of Unexercised
                                                                    Underlying Unexercised         In-the-Money Options/SARs
                              Shares                                Options/SARs at FY-End                 at FY-End ($)
                             Acquired             Value          -----------------------------     -----------------------------
        Name               On Exercise (#)      Realized ($)     Exercisable     Unexercisable     Exercisable     Unexercisable
----------------------     ---------------      ------------     -----------     -------------     -----------     -------------
Peter A. Daks                   38,166            645,208             6,633          38,801             53,272          273,063
John C. Appel                   56,567            600,134                --         200,834                 --        1,539,141
Larry J. Sparrow                    --                 --            73,566         120,668          1,234,142          924,580
Mateland L. Keith, Jr.          26,533            450,092             5,066          47,001             40,687          338,674
Barry W. Paulson                 6,700            117,281            10,966          35,334            130,074          203,344
Thomas W. White                 69,300          1,055,056           132,232         277,468          2,094,451        2,158,179
Gerald K. Dinsmore                  --                 --            35,999         142,168            531,517        1,089,190


LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The 1997 LTIP and 1991 LTIP provide for awards to participating employees, including stock options, SARs, performance bonuses and other stock-based awards. The stock options awarded under the 1997 LTIP and 1991 LTIP to the Named Executive Officers in 1997 are shown in the table on page 39.

                                                                                  Estimated Future Payouts
                                                       Performance              Under Non-Stock Price Based Plans (1)
                                    Number of         Or Other Period     ----------------------------------------------
                                 Shares, Units       Until Maturation     Threshold (2)      Target (3)
           Name                 Or Other Rights         Or Payout          (# of Units)     (# of Units)     Maximum (4)
---------------------------     ---------------     -----------------     ----------------------------------------------
Peter A. Daks                         2,400               3 Years               696            2,677

John C. Appel (5)                     7,400               3 Years             2,146            8,254
                                      1,380             30 Months               396            1,524
                                        845             18 Months               235              902
                                        290              6 Months                60              299

Larry J. Sparrow                      4,900               3 Years             1,421            5,466

Mateland L. Keith, Jr. (6)            1,900               3 Years               551            2,119
                                      1,720             30 Months               494            1,899
                                      1,055             18 Months               293            1,126
                                        310              6 Months                64              319

Barry W. Paulson                      2,400               3 Years               696            2,677

Thomas W. White                      10,900               3 Years             3,161           12,158

Gerald K. Dinsmore (7)                4,900               3 Years             1,421            5,466
                                      2,155             30 Months               619            2,379
                                      1,320             18 Months               366            1,409
                                        410              6 Months                84              422

(1) An individual's award may not exceed the applicable individual award limit (the Award Limit), which is expressed as a percentage of the LTIP Award Pool. The Award Limit depends on the individual's base salary at the end of the award cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1997. The "Target" award or future payout is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the average closing price of GTE Common Stock, as reported on the composite tape of NYSE issues, during the last 20 business days of the award cycle. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus Measures (the Measures) adopted for the 1997-1999 Performance Bonus award cycle -- revenue growth; earnings per share (EPS) growth; earnings before interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI) and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of an award cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Levels, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than the applicable Target Level, but above the Threshold, will be less than the Target award for that Measure.

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

      Performance Increment Above
      Revenue Performance Target        Added Percentage to Combined Awards
-----------------------------------      -----------------------------------
Each 0.1% improvement in cumulative
revenue growth                                          +2%

     Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined Target award.

(5) The award of 7,400 units to Mr. Appel represents the grant for the 1997-1999 performance period made while he was Executive Vice President of GTE Telephone Operations. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(6) The award of 1,900 units to Mr. Keith represents the grant for the 1997-1999 performance period made while he was President of GTE California Incorporated, an affiliate of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to Senior Vice President - Regional Operations of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(7) The award of 4,900 units to Mr. Dinsmore represents the grant for the 1997-1999 performance period made while he was Senior Vice President - Finance and Planning of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of Business Development and Integration, a separate business unit of GTE, in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.


Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Appel, Sparrow, White and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board of Directors or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing, a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

Each of the Agreements remains in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend his respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.


Retirement Programs

    Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

                                                                     Years of Service
                                   --------------------------------------------------------------------------------
Final Average Earnings                  15                20               25                30               35
----------------------             --------------------------------------------------------------------------------
$              200,000             $  42,182         $  56,242        $   70,303       $  84,363         $   98,424
               300,000                63,932            85,242           106,553          127,863           149,174
               400,000                85,682           114,242           142,803          171,363           199,924
               500,000               107,432           143,242           179,053          214,863           250,674
               600,000               129,182           172,242           215,303          258,363           301,424
               700,000               150,932           201,242           251,553          301,863           352,174
               800,000               172,682           230,242           287,803          345,363           402,924
               900,000               194,432           259,242           324,053          388,863           453,674
             1,000,000               216,182           288,242           360,303          432,363           504,424
             1,200,000               259,682           346,242           432,803          519,363           605,924
             1,500,000               324,932           433,242           541,553          649,863           758,174
             2,000,000               433,682           578,242           722,803          867,363         1,011,924

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation Plan), a noncontributory pension plan for the benefit of all GTE employees who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary and incentive payments exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1997, the credited years of service under the Service Corporation Plan for Messrs. Daks, Appel, Sparrow, Keith, Paulson, White and Dinsmore are 19, 26, 30, 31, 24, 29 and 22, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains the GTE Excess Pension Plan (the Excess Plan), which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the Supplemental Executive Retirement Plan (SERP) includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP and Excess Plan benefits are payable in a lump sum or an annuity.

    Executive Retired Life Insurance Plan

The GTE Corporation Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Daks, Appel, Sparrow, Keith, Paulson, White and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.

Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners as of February 28, 1998:

                                 Name and Address of              Shares of
    Title of Class               Beneficial Owner           Beneficial Ownership     Percent of Class
---------------------       ---------------------------     --------------------     ----------------
Common Stock of GTE         GTE Corporation                       23,400,000                100%
Florida Incorporated        One Stamford Forum                 shares of record
                            Stamford, Connecticut 06904

(b) Security Ownership of Management as of December 31, 1997:

                                                                       Shares
                                                                    Beneficially
                                                                    Owned as of
  Title of Class      Name of Director (1)(2)(3)                  December 31, 1997
-------------------   ---------------------------------------     -----------------
Common Stock of GTE   John C. Appel                                          48,159
Corporation           Mateland L. Keith, Jr.                                 21,678
                      Lawrence R. Whitman                                    15,211
                                                                   ----------------
                                                                             85,048
                                                                   ================

                      Executive Officers(1)(2)(3)
                      -------------------------------------------------------------

                      Peter A. Daks                                          25,815
                      John C. Appel                                          48,159
                      Larry J. Sparrow                                      127,612
                      Mateland L. Keith, Jr.                                 21,678
                      Barry W. Paulson                                       19,814
                      Thomas W. White                                       228,845
                      Gerald K. Dinsmore                                     55,636
                                                                   ----------------
                                                                            527,559
                                                                   ================

                       All directors and executive
                       officers as a group(1)(2)(3)                         720,329
                                                                   ================

(1)  Includes shares acquired through participation in the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Keith, Whitman, Daks, Sparrow, Paulson, White, Dinsmore and all directors and executive officers as a group are 41,466, 17,366, 10,900, 25,533, 112,833, 11,800, 214,532, 52,833 and 640,960 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1997.

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

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1997-1995 (as required):

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

          3.1* Amended Articles of Incorporation (Exhibit 3.1 of the September 30, 1995 Form 10-Q, File No. 1-3090)

          3.2* Amended Bylaws (Exhibit 3.2 of the September 30, 1995 Form 10-Q, File No. 1-3090)

          4.1* Indenture dated as of November 1, 1993 between GTE Florida Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50711)

          4.2* First Supplemental Indenture dated as of January 1, 1998 between GTE Florida Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association) (Exhibit 4.2 of the Company's Registration Statement on Form S-3, File No. 333-43507, as amended)

          10.1* Material Contracts - Agreements between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 1-3090)

          10.2 Material Contracts - Separation Agreement between GTE and Richard M. Cahill

          12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          23      Consent of Independent Public Accountants

          27      Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1997.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE Florida Incorporated and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1997, 1996 and 1995

(Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------
             Column A             Column B                  Column C                  Column D         Column E
--------------------------------------------------------------------------------------------------------------------
                                                           Additions
                                                ---------------------------------
                                                                                     Deductions
                                  Balance at                        Charged             from
                                  Beginning       Charged to     (Credited) to        Reserves        Balance at
            Description            of Year          Income       Other Accounts       (Note 1)       Close of Year
--------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible
accounts for the years ended:

    December 31, 1997            $  33,486        $  39,865        $ 34,248(2)        $ 77,427         $  30,172
                                 =========        =========        ========           ========         =========

    December 31, 1996            $  17,717        $  42,472        $ 29,930(2)        $ 56,633         $  33,486
                                 =========        =========        ========           ========         =========

    December 31, 1995            $  19,737        $  27,444        $ 35,928(2)        $ 65,392         $  17,717
                                 =========        =========        ========           ========         =========

Accrued restructuring costs
for the years ended:

    December 31, 1996            $ 101,905        $      --        $(22,437)(3)       $ 79,468         $      --
                                 =========        =========        ========           ========         =========

    December 31, 1995            $ 150,831        $      --        $     --           $ 48,926         $ 101,905
                                 =========        =========        ========           ========         =========


NOTES:

(1) Charges for which reserve was created.
(2) Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GTE FLORIDA INCORPORATED
                                        ---------------------------------------
                                                        (Registrant)

Date  March 26, 1998                 By  /s/         Peter A. Daks
      --------------                    ---------------------------------------
                                                     Peter A. Daks
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter A. Daks             President                           March 26, 1998
------------------------  (Principal Executive Officer)
Peter A. Daks


/s/ Gerald K. Dinsmore        Senior Vice President -             March 26, 1998
------------------------  Finance and Planning
Gerald K. Dinsmore        (Principal Financial Officer)


/s/ William M. Edwards, III   Vice President - Controller         March 26, 1998
------------------------  (Principal Accounting Officer)
William M. Edwards, III


/s/ John C. Appel             Director                            March 26, 1998
------------------------
John C. Appel


/s/ Mateland L. Keith, Jr.    Director                            March 26, 1998
------------------------
Mateland L. Keith, Jr.


/s/ Lawrence R. Whitman       Director                            March 26, 1998
------------------------
Lawrence R. Whitman

                                 EXHIBIT INDEX


     Exhibit
      Number                       Description
     -------                       -----------
       10.2       Material Contracts - Separation Agreement between GTE
                  and Richard M. Cahill

        12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        23        Consent of Independent Accountants

        27        Financial Data Schedule
