Form 10-Q
period 1998-03-31
GTE FLORIDA INC
filed 1998-05-14
CIK 40865

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    March 31, 1998

                                        or

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

The Company had 23,400,000 shares of $25 par value common stock outstanding at April 30, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                    Three Months Ended
                                                        March 31,
                                                ------------------------
                                                   1998          1997
                                                ----------    ----------
                                                  (Thousands of Dollars)
REVENUES AND SALES
   Local services                               $  180,891    $  173,987
   Network access services                         117,955       117,650
   Toll services                                    12,022        17,188
   Other services and sales                         50,771        47,146
                                                ----------    ----------

     Total revenues and sales                      361,639       355,971
                                                ----------    ----------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                      149,726       131,124
   Selling, general and administrative              64,595        58,953
   Depreciation and amortization                    95,875        88,619
                                                ----------    ----------

     Total operating costs and expenses            310,196       278,696
                                                ----------    ----------

OPERATING INCOME                                    51,443        77,275

   Interest - net                                   17,260        15,738
                                                ----------    ----------

INCOME BEFORE INCOME TAXES                          34,183        61,537
   Income taxes                                     12,948        24,231
                                                ----------    ----------

INCOME BEFORE EXTRAORDINARY CHARGE                  21,235        37,306
   Extraordinary charge                             (3,400)           --
                                                ----------    ----------

NET INCOME                                      $   17,835    $   37,306
                                                ==========    ==========














Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)


RESULTS OF OPERATIONS


                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                       1998          1997
                                                                   -----------   -----------
Net income                                                         $      17.8   $      37.3

Net income for 1998 includes an extraordinary after-tax charge of $3.4 related to the early retirement of debt. Excluding this charge, net income decreased 43% or $16.1 for the three months ended March 31, 1998, compared to the same period in 1997. The decrease is primarily due to higher operating costs and expenses, which were partially offset by slightly increased revenues and sales.


REVENUES AND SALES



                                                     Three Months Ended
                                                         March 31,
                                                -------------------------
                                                    1998          1997
                                                -----------   -----------
Local services                                  $     180.9   $     174.0
Network access services                               117.9         117.7
Toll services                                          12.0          17.2
Other services and sales                               50.8          47.1
                                                -----------   -----------

  Total revenues and sales                      $     361.6   $     356.0


Total revenues and sales increased 2% or $5.6 for the three months ended March 31, 1998, compared to the same period in 1997.

Local service revenues increased 4% or $6.9 for the three months ended March 31, 1998, compared to the same period in 1997. Access line growth of 6% generated increased revenues of $4.1 from basic local services and $2 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Growth in private line revenue of $2.7 also contributed to the increase, which was partially offset by a decrease in directory assistance and operator services of $2.1.

Network access service revenues remained relatively unchanged, increasing by $0.2 for the three months ended March 31, 1998, compared to the same period in 1997. Minutes of use increased 12%, generating $12.9 of additional revenue. Special access revenues grew $5.7 due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. Offsetting these increases was a decrease of $12.2 resulting from the impact of interstate access rate reductions from the 1997 Federal Communications Commission (FCC) price cap. In 1997, the FCC ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created a structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, these changes resulted in a $2.1 decrease in network access service revenues during the first quarter of 1998.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Finally, a decrease of $29.2 resulting from the sharing provisions of the 1996 and 1997 FCC price caps, recorded during the first quarter of 1998, was offset by reserves of $27.9 which were established in the first quarter of 1997.

Toll service revenues decreased 30% or $5.2 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

Other services and sales revenues increased 8% or $3.7 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to a $1.9 increase relating to the FCC's order on payphone compensation and a $1 increase in rental revenue.


OPERATING COSTS AND EXPENSES



                                                    Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   1998          1997
                                                -----------   -----------
Cost of services and sales                      $     149.7   $     131.1
Selling, general and administrative                    64.6          59.0
Depreciation and amortization                          95.9          88.6
                                                -----------   -----------

Total operating costs and expenses              $     310.2   $     278.7

Total operating costs and expenses increased 11% or $31.5 for the three months ended March 31, 1998, compared to the same period in 1997. The increase is primarily due to a $12.5 rise in maintenance and repair costs associated with storm damage within the Company's service territories. An increase of $7.3 in depreciation costs related to additions to plant, $3 in Info Page billings from directory publications and the effect of pension settlement gains of $3.5 recorded during the first quarter of 1997 were additional factors in the overall increase in operating costs and expenses.


OTHER EXPENSE


                                                     Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------
Interest - net                                  $       17.2   $       15.7
Income taxes                                            12.9           24.2
Extraordinary charge                                     3.4             --

Interest - net increased 10% or $1.5 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to an increase in interest expense due to higher average short-term debt levels.

Income taxes decreased 47% or $11.3 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to a corresponding decrease in pre-tax income.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.4, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated (GTE Funding), a wholly-owned subsidiary of the Company. GTE Funding provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries, each of which is contractually obligated to repay all amounts borrowed by it from GTE Funding. The Company participates with other affiliates in a $1,500, 364-day syndicated line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2,000 in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The Company has an existing shelf registration statement for an additional $100 of debentures.

The Company's primary source of funds during the first three months of 1998 was cash from operations of $336.2 compared to $231.2 for the same period in 1997. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, offset by a decline in results from operations.

The Company's capital expenditures during the first three months of 1998 were $101.7 compared to $67.7 for the same period in 1997. The 1998 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. Although the capital expenditures during the first three months of 1998 were higher than the same period in 1997, the overall anticipated capital expenditures for 1998 are expected to be comparable to capital expenditures during 1997.

Net cash used in financing activities was $230.4 during the first three months of 1998 compared to $113.7 for the same period in 1997. This included dividend payments of $41 in the first three months of 1998 compared to $59.5 for the same period in 1997. Short-term financings, including the net change in affiliate notes, decreased $349.2 for the first three months of 1998, compared to a decrease of $54.2 for the same period in 1997. The Company paid $3.4 in premiums on the retirement of $125 of long-term debt redeemed prior to stated maturity. The Company issued $300 of 6.86% Series E debentures in February 1998. The Company recognized a loss of approximately $8.8 on the settlement of forward contracts related to that debt issuance. The loss is being amortized over the life of the associated refinanced debt.

In its April 2, 1998 filing on Form 8-K, GTE, the Company's parent, stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


RECENT DEVELOPMENTS

In April 1998, the Company's parent, GTE, announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 - $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      March 31,     December 31,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                       (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                         $     61,811    $     57,675
  Receivables, less allowances of $27,883 and $30,172                    318,850         510,425
  Notes receivable from affiliates                                     1,222,920       1,167,253
  Inventories and supplies                                                31,185          31,006
  Other                                                                   27,747          28,242
                                                                    ------------    ------------
    Total current assets                                               1,662,513       1,794,601
                                                                    ------------    ------------
Property, plant and equipment, at cost                                 4,472,258       4,384,458
  Accumulated depreciation                                            (2,552,264)     (2,470,494)
                                                                    ------------    ------------
    Total property, plant and equipment, net                           1,919,994       1,913,964
                                                                    ------------    ------------
Prepaid pension costs                                                    175,954         169,869
Other assets                                                              28,060          15,788
                                                                    ------------    ------------
Total assets                                                        $  3,786,521    $  3,894,222
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities              $  1,290,657    $  1,294,261
  Notes payable to affiliates                                             82,311          72,287
  Accounts payable                                                       144,998         161,348
  Taxes payable                                                           16,402           2,980
  Accrued interest                                                        14,333          11,444
  Accrued payroll costs                                                   47,645          37,823
  Dividends payable                                                       52,568          40,853
  Other                                                                  115,462          87,721
                                                                    ------------    ------------
    Total current liabilities                                          1,764,376       1,708,717
                                                                    ------------    ------------

  Long-term debt                                                         889,248       1,021,064
  Deferred income taxes                                                  202,445         203,924
  Employee benefit plans                                                 200,975         196,076
  Other liabilities                                                        6,705           6,803
                                                                    ------------    ------------
    Total liabilities                                                  3,063,749       3,136,584
                                                                    ------------    ------------

Shareholders' equity:
  Preferred stock                                                         21,195          21,195
  Common stock (23,400,000 shares issued)                                585,000         585,000
  Additional paid-in capital                                              50,289          50,289
  Retained earnings                                                       66,288         101,154
                                                                    ------------    ------------
    Total shareholders' equity                                           722,772         757,638
                                                                    ------------    ------------
Total liabilities and shareholders' equity                          $  3,786,521    $  3,894,222
                                                                    ============    ============

See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
                                                                        (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charge                                $     21,235    $     37,306
  Adjustments to reconcile income before extraordinary
  charge to net cash from operations:
    Depreciation and amortization                                         95,875          88,619
    Deferred income taxes                                                   (587)         (8,426)
    Provision for uncollectible accounts                                   8,011           7,441
    Changes in current assets and current liabilities                    176,912          99,633
    Other - net                                                           34,736           6,602
                                                                    ------------    ------------

    Net cash from operations                                             336,182         231,175
                                                                    ------------    ------------

INVESTING
  Capital expenditures                                                  (101,674)        (67,742)
                                                                    ------------    ------------
    Cash used in investing                                              (101,674)        (67,742)
                                                                    ------------    ------------

FINANCING
  Long-term debt issued                                                  297,069              --
  Long-term debt retired, including premiums paid
     on early retirement                                                (128,435)            (28)
  Dividends                                                              (40,986)        (59,524)
  Decrease in short-term obligations,
     excluding current maturities                                       (303,569)       (120,600)
  Net change in affiliate notes                                          (45,643)         66,442
  Other - net                                                             (8,808)             --
                                                                    ------------    ------------

    Net cash used in financing                                          (230,372)       (113,710)
                                                                    ------------    ------------

Increase in cash and cash equivalents                                      4,136          49,723

Cash and cash equivalents:
  Beginning of period                                                     57,675             365
                                                                    ------------    ------------

  End of period                                                     $     61,811    $     50,088
                                                                    ============    ============





See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)      EXTRAORDINARY CHARGE:

         During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.4 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(3)      RECENT ACCOUNTING PRONOUNCEMENT:

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1.

GTE Florida Incorporated and Subsidiaries
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27   Financial Data Schedule

    (b)  The Company filed a report on Form 8-K, dated January 27, 1998, under
         Item 7 "Financial Statements and Exhibits." No financial statements were filed with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GTE Florida Incorporated
                                       -------------------------------
                                                 (Registrant)


Date:        May 14, 1998              /s/  Stephen L. Shore
     -----------------------------     -------------------------------
                                            Stephen L. Shore
                                                Controller
                                       (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit
      Number                           Description
     --------    --------------------------------------------------------------
        12       Statement re: Calculation of the Consolidated Ratio of Earnings
                 to Fixed Charges

        27       Financial Data Schedule