Form 10-Q
period 1998-06-30
GTE FLORIDA INC
filed 1998-08-13
CIK 40865

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number               1-3090

                            GTE FLORIDA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                 59-0397520
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           600 Hidden Ridge,                               75038
             Irving, Texas
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code     972-718-5600


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

                                                          YES [X] NO [ ]

The Company had 23,400,000 shares of $25 par value common stock outstanding at July 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended             Six Months Ended
                                                   June 30,                       June 30,
                                          ----------------------------   ----------------------------
                                              1998            1997           1998             1997
                                          ------------    ------------   ------------    ------------
                                                             (Thousands of Dollars)
REVENUES AND SALES
   Local services                         $    183,195    $    177,007   $    364,086    $    350,994
   Network access services                     134,515         141,306        252,470         258,956
   Toll services                                11,490          15,996         23,512          33,184
   Other services and sales                     88,080          80,903        138,851         128,049
                                          ------------    ------------   ------------    ------------
     Total revenues and sales                  417,280         415,212        778,919         771,183
                                          ------------    ------------   ------------    ------------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                  160,275         140,911        310,001         272,035
   Selling, general and administrative          62,314          64,784        126,909         123,737
   Depreciation and amortization                84,171          95,510        180,046         184,129
                                          ------------    ------------   ------------    ------------
     Total operating costs and expenses        306,760         301,205        616,956         579,901
                                          ------------    ------------   ------------    ------------
OPERATING INCOME                               110,520         114,007        161,963         191,282

OTHER (INCOME) EXPENSE
   Interest - net                               17,092          15,002         34,352          30,740
   Other - net                                    (118)            441           (118)            441
                                          ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES                      93,546          98,564        127,729         160,101
   Income taxes                                 35,611          39,027         48,559          63,258
                                          ------------    ------------   ------------    ------------
INCOME BEFORE EXTRAORDINARY CHARGE              57,935          59,537         79,170          96,843
   Extraordinary charge                             --              --         (3,400)             --
                                          ------------    ------------   ------------    ------------
NET INCOME                                $     57,935    $     59,537   $     75,770    $     96,843
                                          ============    ============   ============    ============




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            ---------------------------------     ---------------------------------
                                                 1998              1997               1998               1997
                                            ---------------    --------------     --------------     --------------
         Net income                              $    57.9         $    59.5          $    75.8          $    96.8

Net income decreased 3% or $1.6 during the three months ended June 30, 1998, compared to the same period in 1997. Year-to-date net income includes an extraordinary after-tax charge of $3.4 related to the early retirement of debt. Excluding this charge, net income decreased 18% or $17.6 for the first six months of 1998, compared to the same period in 1997. The three and six month decline is primarily due to lower toll revenues and higher operating expenses, partially offset by increased local service and other revenues.


REVENUES AND SALES

                                                       Three Months Ended                      Six Months Ended
                                                             June 30,                              June 30,
                                                   ---------------------------           ---------------------------
                                                     1998               1997               1998               1997
                                                   ---------         ---------           ---------         ---------
       Local services                              $   183.2         $   177.0           $   364.1         $   351.0
       Network access services                         134.5             141.3               252.5             259.0
       Toll services                                    11.5              16.0                23.5              33.2
       Other services and sales                         88.1              80.9               138.8             128.0
                                                   ---------         ---------           ---------         ---------
         Total revenues and sales                  $   417.3         $   415.2           $   778.9         $   771.2

Total revenues and sales increased 1% or $2.1 during the second quarter of 1998 and 1% or $7.7 for the six months ended June 30, 1998, compared to the same periods in 1997.

Local service revenues increased 4% or $6.2 and 4% or $13.1 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. For the three months ended June 30, 1998, access line growth of 5% generated increased revenues of $7.9 primarily from CentraNet(R). Year-to-date access line growth of 5% generated increased revenues of $4 from basic local services, $7.9 from CentraNet(R) and $1.9 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Partially offsetting the year-to-date increases was a $3 decline in directory assistance and operator services.

Network access service revenues decreased 5% or $6.8 and 3% or $6.5 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The impact of interstate access rate reductions from the 1997 Federal Communications Commission (FCC) price cap resulted in a decrease in network access service revenues of $12.2 in the second quarter and $24.4

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


year-to-date compared to the same periods in 1997. Also, the FCC ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in a $12.9 decrease in network access revenues during the second quarter of 1998 and a $17 decrease year-to-date. Offsetting these decreases was an increase in minutes of use of 9% in the second quarter and 10% year-to-date, which resulted in higher revenues of $9.8 and $20.8, respectively. Also, special access revenues grew $8.5 and $14.1 for the three and six month periods, respectively, due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users.

Toll service revenues decreased 28% and 29% for the three and six months ended June 30, 1998, compared to the same periods in 1997. These decreases, totaling $4.5 and $9.7, respectively, are primarily due to lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

Other services and sales revenues increased 9% or $7.2 and 8% or $10.8 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. These increases are largely the result of an increase in billing and collection service revenues of $2.2 in the second quarter and $4 year-to-date, and a $1.4 increase for both periods in revenues from voice messaging services. The results also reflect an increase of $2.1 and $4 relating to the FCC's order increasing payphone compensation from interexchange carriers for the three and six months ended June 30, 1998, respectively.


OPERATING COSTS AND EXPENSES

                                                             Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                         --------------------------        ------------------------
                                                            1998            1997             1998            1997
                                                         ---------        ---------        --------        --------
     Cost of services and sales                          $   160.3        $   140.9        $  310.0        $  272.0
     Selling, general and administrative                      62.3             64.8           126.9           123.8
     Depreciation and amortization                            84.2             95.5           180.1           184.1
                                                         ---------        ---------        --------        --------
     Total operating costs and expenses                  $   306.8        $   301.2        $  617.0        $  579.9

Total operating costs and expenses increased 2% or $5.6 in the second quarter of 1998 and 6% or $37.1 year-to-date, compared to the same periods in 1997. The increases are primarily due to an increase in access charges incurred to terminate intraLATA toll calls outside the Company's territory of $7.9 and $11.6 for the three and six month periods ended June 30, 1998, respectively. Additional factors included a $2.8 and $15.3 rise in maintenance and repair costs associated with storm damage within the Company's service territories and a $6 and $11 increase in information page billings from directory publications for the three and six month periods, respectively. Offsetting

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


these increases was a decline in depreciation expense of $11.3 and $4.1 for the three and six month periods, as a result of rate changes made in the second quarter of 1997.


OTHER EXPENSES

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            ---------------------------------     ---------------------------------
                                                 1998              1997               1998               1997
                                            ---------------    --------------     --------------     --------------
         Interest - net                           $   17.1          $   15.0           $   34.4           $   30.7
         Income taxes                                 35.6              39.0               48.6               63.3
         Extraordinary charge                           --                --                3.4                 --

Interest - net increased 14% or $2.1 in the second quarter of 1998 and 12% or $3.7 year-to-date, compared to the same periods in 1997. The increase is primarily due to an increase in interest expense due to higher average short-term debt levels.

Income taxes decreased 9% or $3.4 in the second quarter of 1998 and 23% or $14.7 year-to-date, compared to the same periods in 1997. These decreases are primarily due to corresponding decreases in pre-tax income and other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.4, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated (GTE Funding), a wholly-owned subsidiary of the Company. GTE Funding provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries, each of which is contractually obligated to repay all amounts borrowed by it from GTE Funding. The Company participates with other affiliates in a $1,500, 364-day line of credit. The Company has an existing shelf registration statement for an additional $100 of debentures.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


The Company's primary source of funds during the first six months of 1998 was cash from operations of $558.2 compared to $404.5 for the same period in 1997. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, partially offset by a slight decline in results from operations.

The Company's capital expenditures during the first six months of 1998 were $217.4 compared to $166.8 for the same period in 1997. The 1998 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. Although the capital expenditures during the first six months of 1998 were higher than the same period in 1997, the overall anticipated capital expenditures for 1998 are expected to be comparable to capital expenditures during 1997.

Cash used in financing activities was $328.9 during the first six months of 1998 compared to $216.2 for the same period in 1997. This included dividend payments of $93.7 in the first half of 1998 compared to $138.5 for the same period in 1997. Short-term financings, including the net change in affiliate notes, decreased $395 for the first six months of 1998, compared to an increase of $27.4 for the same period in 1997. In 1998, the Company paid $3.4 in premiums on the retirement of $125 of long-term debt redeemed prior to stated maturity, compared to $1.2 in premiums on the retirement of $103.9 of long-term debt and preferred stock redeemed prior to stated maturity in 1997. The Company issued $300 of 6.86% Series E debentures in February 1998. The Company recognized an interest rate hedge loss of approximately $8.8 on the settlement of forward contracts related to that debt issuance. The loss is being amortized over the life of the associated refinanced debt.

In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

OTHER MATTERS

Federal Regulatory Developments

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $49. In 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in additional interstate access charge reductions of approximately $4.9 annually.

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges of $17.3 paid by long distance carriers were offset by $17.9 of new per line charges and the charges paid by end-users. Effective July 1, 1998, access charges were further reduced by $12.3 annually in compliance with FCC requirements to restate the impacts of access charge reform.

In May 1997, the FCC released a major decision relating to implementation of the Telecommunications Act's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is not expected until mid-September 1998 at the earliest, with a final decision to be issued by mid-1999.

On March 9, 1998, the FCC adopted a Memorandum Opinion and Order (MO&O) clarifying the payphone-specific coding digit requirements set forth in the previous payphone orders and granting limited waivers of the requirement that local exchange carriers (LECs) provide payphone-specific coding digits to payphone service providers (PSPs), and that PSPs provide payphone-specific coding digits from their payphones to interexchange carriers (IXCs), before PSPs can receive per-call compensation from IXCs for subscriber 800 and access code calls. GTE was granted waivers through 1998 in this order for Flex-ANI (Flexible Automatic Number Identification) implementation due to technical problems associated with switch conversions.

On April 3, 1998, the FCC issued another MO&O which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the Flex-ANI capable offices are activated. Qualifying payphone calls from Flex-ANI capable switches will then be eligible for per-call compensation rather than per-phone.

In a related court case between MCI and the FCC, the U.S. Court of Appeals, District of Columbia Circuit, upheld the fundamental premise underlying the FCC's

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


approach to setting the per-call compensation rate for uncompensated payphone calls, thereby supporting the ordered per-call compensation rate noted in the March 9th order. At the same time, however, the Court held that the FCC had failed to clearly explain its methodology on the development of that same per-call compensation rate. The Court remanded this portion back to the FCC.

State Regulatory Developments

Florida Statutes, enacted in 1995 and revised in 1998, have replaced earnings regulation with price regulation and opened the local-exchange to competition. The Company became subject to price regulation effective January 3, 1996. Under the price regulation provisions, basic service, multi-line business local-exchange service and intrastate access rates are capped until January 1, 2000 and will continue to be capped for an additional two years unless the Florida Public Service Commission determines that the level of competition justifies the elimination of the cap. Subsequent to the price cap period, prices for basic services can be increased by an inflation factor less 1% annually. Rates for non-basic services, defined as services other than basic, interconnection and network access, can increase by up to 6% per year if no competition exists and up to 20% if there is more than one certified provider of the service. Also, a change to the statutes eliminates a provision that had required the Company to reduce intrastate access rates by at least 5% annually until parity with 1994 interstate rates is attained. It has been replaced by a provision that requires a reduction to intrastate access rates of 5% on July 1, 1998 and an additional 10% on October 1, 1998 with no further reductions required. The estimated 1998 impact is an $8.8 revenue reduction and the future estimated annual impact is a $26.4 reduction.

Other Developments

The Company is managing a class action lawsuit involving disputes over amounts billed for rental telephones. In July 1997, a tentative settlement was reached with the plaintiff. An order was issued conditionally certifying the class, preliminarily approving the settlement, preliminarily enjoining all other actions affecting the class, approving the class notice and establishing a fairness hearing for November 26, 1997. The class notice was included in residential bills in August 1997. A similar class action was filed in June 1997 and enjoined by the preliminary injunction. Having been denied intervention in the first class action, the plaintiff in the second lawsuit has filed objections to the proposed settlement. On December 16, 1997, the Court issued a final order approving the settlement, certifying the class, overruling the objections of the second class action suit that had

GTE Florida Incorporated and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


been filed in June and dismissing the case with prejudice. The appeal of the Court's order by the plaintiff in the second lawsuit was dismissed and the settlement became effective on June 3, 1998. The Company is in the process of implementing the settlement.

In July 1997, Time Warner Communications (Time Warner) sued the Company and GTE Media Ventures (GTEMV), an affiliate of the Company, for damages allegedly arising out of the Company's construction of a video dialtone network which was subsequently transferred to GTEMV for construction of a competing cable network. In the lawsuit, Time Warner alleges that both the Company and GTEMV moved Time Warner's facilities without authorization during installation of their respective networks. In doing so, Time Warner alleges that the Company and GTEMV violated the National Electric Safety Code, breached various pole attachment agreements and damaged Time Warner's facilities. Time Warner's motion for a temporary injunction was denied. The parties are presently engaged in settlement discussions.


RECENT DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 to $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,      December 31,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                       (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                         $     69,581    $     57,675
  Receivables, less allowances of $28,294 and $30,172                    256,023         510,425
  Notes receivable from affiliates                                     1,233,645       1,167,253
  Inventories and supplies                                                32,447          31,006
  Prepaid taxes                                                            6,699          17,381
  Prepaid insurance                                                       11,502             728
  Other                                                                    8,454          10,133
                                                                    ------------    ------------
    Total current assets                                               1,618,351       1,794,601
                                                                    ------------    ------------

Property, plant and equipment, at cost                                 4,570,116       4,384,458
  Accumulated depreciation                                            (2,617,440)     (2,470,494)
                                                                    ------------    ------------
    Total property, plant and equipment, net                           1,952,676       1,913,964
                                                                    ------------    ------------

Prepaid pension costs                                                    182,039         169,869
Other assets                                                              36,180          15,788
                                                                    ------------    ------------
Total assets                                                        $  3,789,246    $  3,894,222
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities              $  1,313,771    $  1,294,261
  Notes payable to affiliates                                             24,048          72,287
  Accounts payable                                                       170,309         161,348
  Taxes payable                                                           25,739           2,980
  Accrued interest                                                        17,002          11,444
  Accrued payroll costs                                                   45,419          37,823
  Dividends payable                                                       53,878          40,853
  Other                                                                  113,236          87,721
                                                                    ------------    ------------
    Total current liabilities                                          1,763,402       1,708,717
                                                                    ------------    ------------

  Long-term debt                                                         889,299       1,021,064
  Deferred income taxes                                                  206,424         203,924
  Employee benefit plans                                                 196,387         196,076
  Other liabilities                                                        7,038           6,803
                                                                    ------------    ------------
    Total liabilities                                                  3,062,550       3,136,584
                                                                    ------------    ------------

Shareholders' equity:
  Preferred stock                                                         21,195          21,195
  Common stock (23,400,000 shares issued)                                585,000         585,000
  Additional paid-in capital                                              50,289          50,289
  Retained earnings                                                       70,212         101,154
                                                                    ------------    ------------
    Total shareholders' equity                                           726,696         757,638
                                                                    ------------    ------------
Total liabilities and shareholders' equity                          $  3,789,246    $  3,894,222
                                                                    ============    ============


See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
                                                                        (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charge                                $     79,170    $     96,843
  Adjustments to reconcile income before extraordinary
  charge to net cash from operations:
    Depreciation and amortization                                        180,046         184,129
    Deferred income taxes                                                  4,284         (17,167)
    Provision for uncollectible accounts                                  18,459          16,496
    Changes in current assets and current liabilities                    261,093         112,649
    Other - net                                                           15,185          11,521
                                                                    ------------    ------------
    Net cash from operations                                             558,237         404,471
                                                                    ------------    ------------

INVESTING
  Capital expenditures                                                  (217,385)       (166,841)
                                                                    ------------    ------------
    Cash used in investing                                              (217,385)       (166,841)
                                                                    ------------    ------------

FINANCING
  Long-term debt issued                                                  297,069              --
  Long-term debt and preferred stock retired,
    including premiums paid on early retirement                         (128,472)       (105,186)
  Dividends                                                              (93,687)       (138,466)
  Increase (decrease) in short-term obligations, excluding
    current maturities                                                  (280,418)      1,353,400
  Net change in affiliate notes                                         (114,630)     (1,325,956)
  Other - net                                                             (8,808)             --
                                                                    ------------    ------------
    Net cash used in financing                                          (328,946)       (216,208)
                                                                    ------------    ------------

Increase in cash and cash equivalents                                     11,906          21,422

Cash and cash equivalents:
  Beginning of period                                                     57,675             365
                                                                    ------------    ------------
  End of period                                                     $     69,581    $     21,787
                                                                    ============    ============



See Notes to Condensed Consolidated Financial Statements.

GTE Florida Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)      EXTRAORDINARY CHARGE:

         During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.4 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(3)      DEBT:

         In February 1998, the Company issued $300 million of 6.86% Series E Debentures, due 2028. The net proceeds were used to finance the Company's construction program and for general corporate purposes. The Company recognized an interest rate hedge loss of approximately $8.8 million on the settlement of forward contracts related to that debt issuance. The loss is being amortized over the life of the associated refinanced debt.

(4)      RECENT ACCOUNTING PRONOUNCEMENTS:

         Computer Software

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1, and intends to implement as of January 1, 1999.

GTE Florida Incorporated and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet assessed the impact of adopting FAS 133.

GTE Florida Incorporated and Subsidiaries

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K.

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27       Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the second quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GTE Florida Incorporated
                                       --------------------------------
                                                 (Registrant)


Date:      August 13, 1998                 /s/ STEPHEN L. SHORE
       ----------------------          --------------------------------
                                               Stephen L. Shore
                                                  Controller
                                        (Principal Accounting Officer)

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