Form 10-Q
period 1998-09-30
GTE FLORIDA INC
filed 1998-11-12
CIK 40865

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1998

                                       or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______


                          Commission File Number 1-3090


                            GTE FLORIDA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 FLORIDA                                59-0397520
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas              75038
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

         Registrant's telephone number, including area code 972-507-5000


                600 Hidden Ridge, HQE04B12 - Irving, Texas 75038
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES  [X]     NO  [ ]

The Company had 23,400,000 shares of $25 par value common stock outstanding at October 31, 1998. The Company's common stock is 100% owned by GTE Corporation.



===============================================================================

PART I.  FINANCIAL INFORMATION




                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                     --------------------------------  -------------------------------
                                                          1998            1997              1998             1997
                                                     -------------   ----------------  ---------------  --------------
                                                                           (Dollars in Millions)
REVENUES AND SALES
   Local services                                    $       181.1   $        170.6    $        545.1   $        521.6
   Network access services                                   139.9            136.6             392.4            395.5
   Toll services                                              10.8             12.6              34.4             45.8
   Other services and sales                                   75.5             70.8             214.3            198.9
                                                     -------------   --------------    --------------   --------------
      Total revenues and sales                               407.3            390.6           1,186.2          1,161.8
                                                     -------------   --------------    --------------   --------------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                                145.7            139.4             455.7            411.4
   Selling, general and administrative                        64.8             55.5             191.7            179.3
   Depreciation and amortization                              89.1             97.1             269.1            281.2
                                                     -------------   --------------    --------------   --------------
      Total operating costs and expenses                     299.6            292.0             916.5            871.9
                                                     -------------   --------------    --------------   --------------
OPERATING INCOME                                             107.7             98.6             269.7            289.9

OTHER (INCOME) EXPENSE
   Interest - net                                             18.1             15.8              52.5             46.6
   Other - net                                                  --               --              (0.1)             0.4
                                                     -------------   --------------    --------------   --------------
INCOME BEFORE INCOME TAXES                                    89.6             82.8             217.3            242.9
   Income taxes                                               35.1             32.7              83.7             96.0
                                                     -------------   --------------    --------------   --------------
INCOME BEFORE EXTRAORDINARY CHARGE                            54.5             50.1             133.6            146.9
   Extraordinary charge                                         --               --              (3.4)              --
                                                     -------------   --------------    --------------   --------------
NET INCOME                                           $        54.5   $         50.1    $        130.2   $        146.9
                                                     =============   ==============    ==============   ==============











Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                         September 30,          December 31,
                                                                              1998                  1997
                                                                        ---------------       ---------------
                                                                                 (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                                           $          64.6       $          57.7
    Receivables, less allowances
      of $28.4 and $30.2                                                          337.7                 455.5
    Accounts receivable from affiliates                                            41.4                  54.9
    Notes receivable from affiliates                                            1,066.6               1,167.3
    Inventories and supplies                                                       28.6                  31.0
    Prepaid taxes                                                                    --                  17.4
    Prepaid interest                                                                1.4                   9.1
    Prepaid insurance                                                              13.3                   0.7
    Other                                                                           0.3                   1.0
                                                                        ---------------       ---------------
       Total current assets                                                     1,553.9               1,794.6
                                                                        ---------------       ---------------


Property, plant and equipment, at cost                                          4,675.1               4,384.5
Accumulated depreciation                                                       (2,692.5)             (2,470.5)
                                                                        ---------------       ---------------
       Total property, plant and equipment, net                                 1,982.6               1,914.0
                                                                        ---------------       ---------------


Prepaid pension costs                                                             189.3                 169.8
Other assets                                                                       26.2                  15.8
                                                                        ---------------       ---------------
Total assets                                                            $       3,752.0       $       3,894.2
                                                                        ===============       ===============












The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                         September 30,         December 31,
                                                                              1998                 1997
                                                                        ---------------      ----------------
                                                                                 (Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations,
      including current maturities                                      $       1,235.2       $       1,294.3
    Notes payable to affiliate                                                     51.7                  72.3
    Accounts payable                                                               87.2                 110.7
    Affiliate payables                                                             84.6                  50.6
    Taxes payable                                                                  64.7                   3.0
    Accrued interest                                                               19.6                  11.4
    Accrued payroll costs                                                          56.8                  37.8
    Dividends payable                                                              19.9                  40.9
    Other                                                                          97.7                  87.7
                                                                        ---------------       ---------------
       Total current liabilities                                                1,717.4               1,708.7
                                                                        ---------------       ---------------


Long-term debt                                                                    889.3               1,021.1
Deferred income taxes                                                             176.9                 203.9
Deferred employee benefit obligations                                             201.0                 196.1
Other liabilities                                                                   6.2                   6.8
                                                                        ---------------       ---------------
       Total liabilities                                                        2,990.8               3,136.6
                                                                        ---------------       ---------------


Shareholders' equity
    Preferred stock                                                                21.2                  21.2
    Common stock (23,400,000 shares issued)                                       585.0                 585.0
    Additional paid-in capital                                                     50.3                  50.3
    Retained earnings                                                             104.7                 101.1
                                                                        ---------------       ---------------
       Total shareholders' equity                                                 761.2                 757.6
                                                                        ---------------       ---------------
Total liabilities and shareholders' equity                              $       3,752.0       $       3,894.2
                                                                        ===============       ===============









The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                  ----------------------------------
                                                                                        1998                1997
                                                                                  --------------       -------------
                                                                                         (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                                            $         133.6      $       146.9
    Adjustments to reconcile income before extraordinary charge to net cash from operations:
         Depreciation and amortization                                                      269.1              281.2
         Deferred income taxes                                                              (24.0)             (23.9)
         Provision for uncollectible accounts                                                29.5               25.0
         Changes in current assets and current liabilities                                  180.3              108.3
         Other - net                                                                         23.5               (9.8)
                                                                                  ---------------      -------------
       Net cash from operations                                                             612.0              527.7
                                                                                  ---------------      -------------

INVESTING
    Capital expenditures                                                                   (338.3)            (273.4)
    Other - net                                                                               0.1                 --
                                                                                  ---------------      -------------
       Cash used in investing                                                              (338.2)            (273.4)
                                                                                  ---------------      -------------

FINANCING
    Long-term debt issued                                                                   297.0                 --
    Long-term debt and preferred stock retired,
      including premiums paid on early retirement                                          (128.5)            (105.2)
    Dividends                                                                              (147.7)            (176.3)
    Increase (decrease) in short-term obligations,
      excluding current maturities                                                         (359.0)           1,165.9
    Net change in affiliate notes                                                            80.1           (1,032.4)
    Other - net                                                                              (8.8)                --
                                                                                  ---------------      -------------
       Net cash used in financing                                                          (266.9)            (148.0)
                                                                                  ---------------      -------------

Increase in cash and cash equivalents                                                         6.9              106.3

Cash and cash equivalents:
    Beginning of period                                                                      57.7                0.4
                                                                                  ---------------      -------------
    End of period                                                                 $          64.6      $       106.7
                                                                                  ===============      =============






The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

GTE Florida Incorporated (the Company) is incorporated under the laws of the State of Florida and is a subsidiary of GTE Corporation (GTE).

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

NOTE 2.  EXTRAORDINARY CHARGE

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.4 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

NOTE 3.  AFFILIATE NOTES

GTE Funding Incorporated (GTE Funding), a wholly-owned subsidiary of the Company, provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries, each of which is contractually obligated to repay all amounts borrowed by it from GTE Funding.

NOTE 4.  DEBT

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

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

Employee Benefit Disclosures

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The Company will provide the new disclosures in the 1998 Annual Report on Form 10-K. The adoption of SFAS No. 132 will have no impact on the consolidated results of operations or financial condition.

Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's practice is to capitalize initial operating system and certain application software and expense the cost of other software, including right-to-use fees. The Company is currently assessing the impact of capitalizing and amortizing the cost of all types of internal-use software as required by SOP 98-1, effective January 1, 1999.

Costs of Start-Up Activities

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating entities. Based on the Company's current policy for costs of start-up activities, SOP 98-5 will not have an impact on the consolidated results of operations or financial condition.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 and intends to implement as of January 1, 2000.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued



NOTE 6.  LEGAL ENTITY MERGER

Effective September 30, 1998, the Company merged with its subsidiary, GTE Florida Business Connections Corporation (FBCC). This merger has no effect on the financial position or results of operations of the Company as FBCC was a fully consolidated subsidiary of the Company prior to the merger.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


RESULTS OF OPERATIONS
(Dollars in Millions)

                                                    September 30,
                                          --------------------------------     Increase         Percent
Net income                                      1998             1997         (Decrease)         Change
----------                                ---------------  ---------------  ---------------  --------------
    Three months ended                    $         54.5   $         50.1   $          4.4              9%
    Nine months ended                              130.2            146.9            (16.7)           (11)%

Net income for the three months ended September 30, 1998 increased from the prior year as a result of an increase in local services revenues, partially offset by an increase in operating expenses. Year-to-date net income includes an extraordinary after-tax charge of $3.4 million related to the early retirement of debt. Excluding this charge, net income decreased 9% or $13.3 million for the first nine months of 1998, compared to the same period in 1997. The nine month decline is primarily due to lower toll services revenues and higher operating expenses, partially offset by increased local services and other revenues.

REVENUES AND SALES

(Dollars in Millions)                                     Three Months Ended
                                                             September 30,
                                                    --------------------------------  Increase          Percent
                                                        1998              1997       (Decrease)          Change
                                                    ------------     ------------    -----------     --------------
    Local services                                  $      181.1     $      170.6    $      10.5             6%
    Network access services                                139.9            136.6            3.3             2%
    Toll services                                           10.8             12.6           (1.8)          (14)%
    Other services and sales                                75.5             70.8            4.7             7%
                                                    ------------     ------------    -----------
      Total revenues and sales                      $      407.3     $      390.6    $      16.7             4%
                                                    ============     ============    ===========


(Dollars in Millions)                                      Nine Months Ended
                                                             September 30,
                                                    -----------------------------     Increase        Percent
                                                        1998              1997       (Decrease)        Change
                                                    ------------     ------------    -----------    --------------
    Local services                                  $      545.1     $      521.6    $      23.5             5%
    Network access services                                392.4            395.5           (3.1)           (1)%
    Toll services                                           34.4             45.8          (11.4)          (25)%
    Other services and sales                               214.3            198.9           15.4             8%
                                                    ------------     ------------    -----------
      Total revenues and sales                      $    1,186.2     $    1,161.8    $      24.4             2%
                                                    ============     ============    ===========

Local Services Revenues

The three and nine month increases in local services revenues are primarily the result of a 6% increase in access lines over the third quarter of 1997 generating additional revenues of $10.5 million and $24.3 million, respectively, from basic local services, CentraNet(R) services and Integrated Services Digital Network and Digital Channel Services. Additional revenues

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

were derived from increased demand for enhanced custom calling features which contributed to both the three and nine month increases.

Network Access Services Revenues

Network access services revenue variances were primarily caused by the impact of interstate access rate reductions from the 1997 Federal Communications Commission (FCC) price cap which resulted in a decrease of $9.4 million in the third quarter and $35.7 million year-to-date compared to the same periods in 1997 (for further information see "FEDERAL REGULATORY DEVELOPMENTS - Interstate Access Revision"). Partially offsetting the decreases was an increase in minutes of use of 9% in both the third quarter and year-to-date. Also, special access revenues grew due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users.

Toll Services Revenues

Toll services revenues declined for both the three and nine months ended September 30, 1998 reflecting the continuing impacts of intraLATA (local access transport area) toll competition price adjustments and lower volumes from 10-10-XXX and 1+ presubscription competition.

Other Services and Sales Revenues

Other services and sales revenues increased for both the three and nine months ended September 30, 1998 primarily due to increases in billing and collection service revenues of $3.5 million and $7.5 million, respectively. The results for both periods also reflect increases resulting from the FCC's order increasing payphone compensation from interexchange carriers (for further information see "FEDERAL REGULATORY DEVELOPMENTS - Payphone Orders") and from an increase in directory advertising revenues.

OPERATING COSTS AND EXPENSES

(Dollars in Millions)                                     Three Months Ended
                                                             September 30,              Increase        Percent
                                                    --------------------------------
                                                         1998             1997         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
    Cost of services and sales                      $         145.7  $         139.4 $          6.3             5%
    Selling, general and administrative                        64.8             55.5            9.3            17%
    Depreciation and amortization                              89.1             97.1           (8.0)           (8)%
                                                    ---------------  --------------- --------------
      Total operating costs and expenses            $         299.6  $         292.0 $          7.6             3%
                                                    ===============  =============== ==============

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


(Dollars in Millions)                                      Nine Months Ended
                                                             September 30,              Increase        Percent
                                                    --------------------------------
                                                         1998             1997         (Decrease)       Change
                                                    ---------------  --------------- --------------- --------------
    Cost of services and sales                      $         455.7  $         411.4 $         44.3            11%
    Selling, general and administrative                       191.7            179.3           12.4             7%
    Depreciation and amortization                             269.1            281.2          (12.1)           (4)%
                                                    ---------------  --------------- --------------
      Total operating costs and expenses            $         916.5  $         871.9 $         44.6             5%
                                                    ===============  =============== ==============

Total operating costs and expenses for the nine months ended September 30, 1998 were higher than the same period in 1997 primarily due to a rise in maintenance and repair costs associated with storm damage within the Company's service territories. The third quarter and year-to-date results also reflect the impact of a settlement gain recorded during 1997, which resulted from lump sum payments from the Company's pension plans. Additionally, expenses for the three and nine month periods were higher in 1998 due to increased access charges incurred to terminate intraLATA toll calls outside the Company's territory. These increases were partially offset by lower depreciation and amortization expense which declined due to rate changes made during 1997 to reflect higher net salvage value estimates.


OTHER INCOME STATEMENT ITEMS

Interest-net increased 15% or $2.3 million in the third quarter of 1998 and 13% or $5.9 million year-to-date, compared to the same periods in 1997. The increase is primarily due to an increase in interest expense associated with higher average short-term debt levels.

Income taxes increased 7% or $2.4 million in the third quarter of 1998 and decreased 13% or $12.3 million year-to-date, compared to the same periods in 1997. These variances are primarily due to corresponding changes in pretax income and other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.4 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding. The Company participates with

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has an existing shelf registration statement for an additional $300.0 million of debentures.

The Company's primary source of funds during the first nine months of 1998 was cash from operations of $612.0 million compared to $527.7 million for the same period in 1997. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, partially offset by a slight decline in results from operations.

The Company's capital expenditures during the first nine months of 1998 were $338.3 million compared to $273.4 million for the same period in 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The overall anticipated capital expenditures for 1998 are expected to be comparable to capital expenditures during 1997.

Cash used in financing activities was $266.9 million during the first nine months of 1998 compared to $148.0 million for the same period in 1997. This included dividend payments of $147.7 million in the first nine months of 1998 compared to $176.3 million for the same period in 1997. Short-term financings, including the net change in affiliate notes, decreased $278.9 million for the first nine months of 1998, compared to an increase of $133.5 million for the same period in 1997. In 1998, the Company paid $5.5 million pretax ($3.4 million after-tax) in premiums on the retirement of $125.0 million of long-term debt redeemed prior to stated maturity, compared to $1.2 million pretax in premiums on the retirement of $103.9 million of long-term debt and preferred stock redeemed prior to stated maturity in 1997. The Company issued $300.0 million of 6.86% Series E debentures in February 1998 and recognized an interest rate hedge loss of approximately $8.8 million on the settlement of forward contracts related to that debt issuance. The loss is being amortized over the life of the associated refinanced debt.


FEDERAL REGULATORY DEVELOPMENTS

Interstate Access Revision

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price reduction of $49.0 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access revenue reductions of approximately $4.9 million annually. In May 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per-line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the new per-line charges and the charges paid by end-user customers of $17.9 million annually exceed the reductions in usage sensitive access charges of $17.3 million paid by long-distance carriers. Effective July 1, 1998, access charges were further reduced by $12.3 million annually in compliance with FCC requirements to reflect the impacts of access charge reform.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's decisions in this order before the Eighth Circuit Court of Appeals based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act of 1996 (TA96), and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit announced its decision on the multiple appeals of the FCC Access Reform Order. The opinion denies all of the petitions for review of the access charge order. The Company is considering its options.

In October, 1998, the FCC began a proceeding to "refresh the record" used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its "market based" access charge reform approach, or to adopt a "prescriptive" approach.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the TA96's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the TA96 to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is scheduled for December 1998. A final decision on the appeal is expected to be issued by mid-1999.

In its Order on Reconsideration dated July 13, 1998, the FCC referred some key issues back to the Federal-State Joint Board (the Board) on universal service. The Board's recommendations are due in the fourth quarter of 1998. In its October 22, 1998 Order, the FCC selected a "synthesis" model platform for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. The implementation date of the new

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


universal service mechanism for non-rural carriers was moved to July 1999. The Company is assessing the Order and its options.

The Eighth Circuit Court ruling on FCC access reform (see previous discussion of "Interstate Access Revision") also impacts universal service. Specifically, the FCC is not required to eliminate all implicit subsidies before the explicit universal service mechanism is implemented in July 1999.

Payphone Orders

On June 4, 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the TA96. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including credit card and toll-free calls for which PSPs were not previously compensated.

Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning October 9, 1997.

On April 3, 1998, the FCC issued an order, which granted the interexchange carriers a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap local exchange carriers by adopting a productivity offset of 6.5%. This matter is before the FCC as discussed above.

In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review is whether, in computing its new 6.5% productivity

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year. Associated with the FCC's current activity to "refresh the record" for access reform discussed above, the FCC will decide whether the 6.5% productivity offset should be changed.


STATE REGULATORY DEVELOPMENTS

Florida statutes, enacted in 1995 and revised in 1998, have replaced earnings regulation with price regulation and opened the local exchange to competition. The Company became subject to price regulation effective January 1996. Under the price regulation provisions, basic service, multi-line business local exchange service and intrastate access rates are capped until January 2000 and will continue to be capped for an additional two years unless the Florida Public Service Commission (FPSC) determines that the level of competition justifies the elimination of the cap. Subsequent to the price cap period, prices for basic services can be increased by an inflation factor less 1% annually. Rates for non-basic services, defined as services other than basic, interconnection and network access, can increase by up to 6% per year if no competition exists and up to 20% if there is more than one certified provider of the service. The statutes also mandate a reduction of intrastate access rates of 5% in July 1998 and an additional 10% in October 1998 with no further reductions required. The estimated impact is an $8.8 million network access revenue reduction in the second half of 1998. The estimated annual impact is a $26.4 million reduction in network access revenues. Moreover, this legislation requires the FPSC to address certain matters which will allow the legislature to take further action regarding universal service fund (USF) and reasonable rates in order that a permanent USF mechanism can be set.

Telecommunications legislation has been before the Florida legislature continuously for the last 6 legislative sessions creating a regulatory environment that is difficult to predict.


OTHER DEVELOPMENTS

The Company is managing a class action lawsuit involving disputes over amounts billed for rental telephones. In July 1997, a tentative settlement was reached with the plaintiff. An order was issued which conditionally certified the class, preliminarily approved the settlement, preliminarily enjoined all other actions affecting the class, approved the class notice and established a fairness hearing for November 1997. The class notice was included in residential bills in August 1997. A similar class action was

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


filed in June 1997 and enjoined by the preliminary injunction. Having been denied intervention in the first class action, the plaintiff in the second lawsuit filed objections to the proposed settlement. In December 1997, the Court issued a final order approving the settlement, certifying the class, overruling the objections of the second class action suit that had been filed in June and dismissing the case with prejudice. The appeal of the Court's order by the plaintiff in the second lawsuit was dismissed and the settlement became effective in June 1998. The Company is in the process of implementing the settlement. The Company has adequately reserved for this settlement, therefore it will not have a material impact on the Company's results of operations or financial condition.


RECENT DEVELOPMENTS

Proposed GTE/Bell Atlantic Merger

On July 27, 1998, GTE and Bell Atlantic Corporation (Bell Atlantic) entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

Property Repositioning

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2 billion to $3 billion by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. This announcement is expected to have no impact on the Company; however, GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Although GTE maintains a significant portion of its own systems and infrastructure, GTE also depends on certain, material external supplier products that it must verify as Year 2000 compliant in their condition of use. GTE's program methodology is very similar to the General Accounting Office (GAO) methodology, and in 1997 GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that its core operations and essential functions will be ready for the millennium transition.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 4) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 63% complete as of September 30, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to 12% of its overall Year 2000 budget. These funds are planned for program closeout and verification in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 69% of GTE's digital access lines are already operational using Year 2000 compliant central office switches. Additionally, over 75% of GTE's legacy software has been remediated. Over the next nine months GTE's focus will be the deployment of these systems throughout operations and the testing of those systems under actual operating conditions.

Using the nomenclature of the GAO, GTE's Year 2000 program can be characterized as follows: Management, including transition into the Year 2000, is 43% complete, with a projected end date of March 2000; Awareness is approximately 60% complete and is expected to continue until June 1999; System Assessment is approximately 62% complete and is expected to be completed by December 1998; System Renovation, including supplier products, is approximately 76% complete, with intended completion by December 1998 for essential functions; Validation, including enterprise testing in operational environments, is 44% complete, with an expected completion in June 1999; and Implementation, including regional deployment, is 63% complete, with an expected completion in June 1999.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

In summary, compliant product rollout (deployment) and enterprise testing of GTE's telecommunications-related businesses, including national and international interoperability and verification, are presently expected to be complete by the end of June 1999. Due to its relatively recent acquisition of BBN Corporation, GTE's data initiative is presently targeting completion of its key infrastructure systems by the end of September 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000-compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of September 30, 1998, Year 2000-compliant versions, or suitable alternatives, for 53% of these vital supplier products have been provided. GTE presently expects that by December 31, 1998, Year 2000-compliant versions, or suitable alternatives, of third-party supplier products for GTE's critical or major legacy and support systems will have been delivered.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. Separately, GTE's corporate internal and external auditors conduct periodic reviews of each business unit's Year 2000 activities and report significant findings, if any, to business unit and corporate management.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through September 30, 1998, expenditures totaled $177 million. Year 2000 remediation costs are expensed in the year incurred. These expenditures constitute approximately 6% of GTE's 1998 IT budget and are projected to be approximately 4% of GTE's 1999 IT budget. The current estimate for the cost of remediation for the Company is approximately $20.0 million. Through September 30, 1998 expenditures totaled $8.7 million. GTE has not elected to replace, or to accelerate the schedule of a planned replacement of, systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both corporate employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Approximately 78% of GTE's program effort involves U.S. domestic operations of all types. Twenty-two percent (22%) of the effort is dedicated to GTE's international operations.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios." To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on the Company's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of pending and potential future federal, state and local regulatory initiatives and proceedings, and judicial review of those initiatives and proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance; and (6) the success of new GTE products, services and businesses such as bundled services through marketing and sales initiatives.

PART II.  OTHER INFORMATION

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27     Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the third quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        GTE Florida Incorporated
                                            --------------------------------------------------
                                                              (Registrant)

Date:           November 12, 1998                        /s/ Stephen L. Shore
          ------------------------------    --------------------------------------------------
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