Form 10-Q
period 1999-06-30
GTE FLORIDA INC
filed 1999-08-12
CIK 40865

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended: JUNE 30, 1999

                                       or

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

                                                            YES  [X]    NO  [ ]

The Company had 23,400,000 shares of $25 par value common stock outstanding at July 31, 1999. The Company's common stock is 100% owned by GTE Corporation.


===============================================================================

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                   GTE FLORIDA INCORPORATED AND SUBSIDIARIES
            Condensed Consolidated Statements of Income (Unaudited)


                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                                 --------------------------       --------------------------
                                                    1999            1998             1999            1998
                                                 ----------      ----------       ----------      ----------
                                                                     (Dollars in Millions)
 REVENUES AND SALES
      Local services                             $    186.3      $    183.2       $    371.3      $    364.1
      Network access services                         151.9           134.5            301.7           252.5
      Other services and sales                        106.0            99.6            168.0           162.3
                                                 ----------      ----------       ----------      ----------

         Total revenues and sales                     444.2           417.3            841.0           778.9
                                                 ----------      ----------       ----------      ----------

 OPERATING COSTS AND EXPENSES
      Cost of services and sales                      161.6           160.3            312.9           310.0
      Selling, general and administrative              77.2            62.3            152.8           126.9
      Depreciation and amortization                    87.6            84.2            183.3           180.0
                                                 ----------      ----------       ----------      ----------

         Total operating costs and expenses           326.4           306.8            649.0           616.9
                                                 ----------      ----------       ----------      ----------

 OPERATING INCOME                                     117.8           110.5            192.0           162.0

 OTHER (INCOME) EXPENSE
      Interest - net                                   12.1            17.1             28.8            34.4
      Other - net                                        --            (0.1)              --            (0.1)
                                                 ----------      ----------       ----------      ----------

 INCOME BEFORE INCOME TAXES                           105.7            93.5            163.2           127.7
      Income taxes                                     41.2            35.6             63.6            48.5
                                                 ----------      ----------       ----------      ----------

 INCOME BEFORE EXTRAORDINARY CHARGE                    64.5            57.9             99.6            79.2
      Extraordinary charge                               --              --               --            (3.4)
                                                 ----------      ----------       ----------      ----------

 NET INCOME                                      $     64.5      $     57.9       $     99.6      $     75.8
                                                 ==========      ==========       ==========      ==========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (Unaudited)


                                                                           June 30,        December 31,
                                                                             1999              1998
                                                                          ----------       ------------
                                                                             (Dollars in Millions)

 ASSETS
 Current assets
     Cash and cash equivalents                                            $    107.6       $    113.5
     Receivables, less allowances of $29.3 million and $33.1 million           320.8            328.6
     Accounts receivable from affiliates                                        21.4             12.1
     Notes receivable from affiliates                                          790.3          1,218.1
     Inventories and supplies                                                   25.7             21.6
     Prepaid insurance and other                                                 5.5             27.3
                                                                          ----------       ----------

        Total current assets                                                 1,271.3          1,721.2
                                                                          ----------       ----------


 Property, plant and equipment, at cost                                      4,772.4          4,693.7
 Accumulated depreciation                                                   (2,803.6)        (2,709.3)
                                                                          ----------       ----------

        Total property, plant and equipment, net                             1,968.8          1,984.4
                                                                          ----------       ----------



 Prepaid pension costs                                                         209.9            195.8
 Other assets                                                                   17.3             26.0
                                                                          ----------       ----------

 Total assets                                                             $  3,467.3       $  3,927.4
                                                                          ==========       ==========


The accompanying notes are an integral part of these statements.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARIES
         Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                 June 30,        December 31,
                                                                   1999              1998
                                                               ------------      ------------
                                                                    (Dollars in Millions)

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
     Short-term obligations, including current maturities      $      937.6      $    1,396.5
     Notes payable to affiliate                                       108.7             105.5
     Accounts payable                                                  45.9              62.9
     Affiliate payables                                                79.8              99.5
     Taxes payable                                                     29.8              12.9
     Dividends payable                                                 55.1              28.1
     Other                                                            124.5             141.7
                                                               ------------      ------------

        Total current liabilities                                   1,381.4           1,847.1
                                                               ------------      ------------


 Long-term debt                                                       889.4             889.4
 Deferred income taxes                                                191.1             192.1
 Employee benefit plans and other liabilities                         216.1             211.6
                                                               ------------      ------------

        Total liabilities                                           2,678.0           3,140.2
                                                               ------------      ------------


 Shareholders' equity
     Preferred stock                                                   21.2              21.2
     Common stock (23,400,000 shares issued)                          585.0             585.0
     Additional paid-in capital                                        50.3              50.3
     Retained earnings                                                132.8             130.7
                                                               ------------      ------------

        Total shareholders' equity                                    789.3             787.2
                                                               ------------      ------------

 Total liabilities and shareholders' equity                    $    3,467.3      $    3,927.4
                                                               ============      ============


The accompanying notes are an integral part of these statements.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                     1999             1998
                                                                                  ----------       ----------
                                                                                     (Dollars in Millions)
 OPERATIONS
     Income before extraordinary charge                                           $     99.6       $     79.2
     Adjustments to reconcile income before extraordinary charge to net cash from operations:
          Depreciation and amortization                                                183.3            180.0
          Provision for uncollectible accounts                                          15.0             18.4
          Changes in current assets and current liabilities                            (45.4)           261.1
          Deferred income taxes and other - net                                          6.0             19.5
                                                                                  ----------       ----------

        Net cash from operations                                                       258.5            558.2
                                                                                  ----------       ----------

 INVESTING
     Capital expenditures                                                             (166.3)          (217.4)
     Other - net                                                                         0.3               --
                                                                                  ----------       ----------

        Net cash used in investing                                                    (166.0)          (217.4)
                                                                                  ----------       ----------

 FINANCING
     Long-term debt issued                                                                --            297.1
     Long-term debt, including premiums paid on early retirement                          --           (128.5)
     Dividends                                                                         (70.5)           (93.7)
     Decrease in short-term obligations, excluding current maturities                 (458.9)          (280.4)
     Net change in affiliate notes                                                     431.0           (114.6)
     Other - net                                                                          --             (8.8)
                                                                                  ----------       ----------

        Net cash used in financing                                                     (98.4)          (328.9)
                                                                                  ----------       ----------

 Increase (decrease) in cash and cash equivalents                                       (5.9)            11.9

 Cash and cash equivalents:
     Beginning of period                                                               113.5             57.7
                                                                                  ----------       ----------

     End of period                                                                $    107.6       $     69.6
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

NOTE 2.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the second quarter and first half of 1999 the Company capitalized $5.8 million and $9.9 million, respectively, of software expenditures, which would have previously been expensed.

NOTE 3.  SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $16.2 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated statements of income. The components of the charge include separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

NOTE 5.  SEGMENT REPORTING

The Company has two reportable segments, Telephone Operations and GTE Funding Incorporated (GTE Funding). The Telephone Operations segment primarily provides wireline communication services to local markets. GTE Funding, a wholly-owned subsidiary of the Company, provides short-term financing and investment vehicles and cash management services for the Company and six other of GTE's domestic telephone operating subsidiaries, each of which is contractually obligated to repay all amounts borrowed from GTE Funding.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

GTE Funding has no reportable revenue or net income. Its interest expense is approximately equal to the interest income received on affiliate notes between GTE Funding and the various domestic telephone operating subsidiaries.

The following table represents segment income statement results for the three and six months ended June 30, 1999 and 1998, and balance sheet results as of June 30, 1999 and December 31, 1998:

                                                Three Months Ended,                Six Months Ended,
                                                     June 30,                          June 30,
                                           ---------------------------       ---------------------------
                                              1999             1998             1999             1998
                                           ----------       ----------       ----------       ----------
                                                               (Dollars in Millions)
 TELEPHONE OPERATIONS:
     Total external revenues               $    444.2       $    417.3       $    841.0       $    778.9
     Operating income                           123.6            111.2            199.5            163.1
     Depreciation and amortization               87.6             84.2            183.3            180.0
     Interest expense                            17.8             14.0             36.3             32.4
     Interest income                               --              2.5               --              3.1
     Capital expenditures                        72.2            115.7            166.3            217.4
     Total assets (a)                                                           2,579.3          2,651.2

 GTE FUNDING:
     Operating loss                        $     (5.7)      $     (0.7)      $     (7.4)      $     (1.2)
     Interest expense                            10.0             36.1             35.7             55.6
     Interest income                             15.8             36.8             43.2             56.8
     Total assets (a) (b)                                                       1,123.4          1,655.8

        CONSOLIDATED REVENUES              $    444.2       $    417.3       $    841.0       $    778.9
        CONSOLIDATED OPERATING INCOME           117.8            110.5            192.0            162.0
        CONSOLIDATED ASSETS (a)                                                 3,467.3          3,927.4

(a) Represents balance sheets as of June 30, 1999 and December 31, 1998.
(b) Assets consist primarily of cash and notes receivable from affiliates.


NOTE 6.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholder's of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

                   GTE FLORIDA INCORPORATED AND SUBSIDIARIES

Item 2.       Management's Discussion and Analysis of Financial Condition
                           And Results of Operations

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1999 increased $6.6 million, or 11%, as a result of an increase in revenues and sales, partially offset by an increase in operating expenses. Net income for the six months ended June 30, 1999 increased $23.8 million, or 31%, over the prior year primarily due to an increase in network access services revenues, partially offset by increased operating expenses. In the first quarter of 1998, the Company recorded an extraordinary after-tax charge of $3.4 million (net of tax benefits of $2.1 million) related to the early retirement of debt.



REVENUES AND SALES
(Dollars in Millions)                   Three Months Ended
                                              June 30,
                                     --------------------------                        Percent
                                        1999            1998          Increase         Change
                                     ----------      ----------      ----------      ----------
     Local services                  $    186.3      $    183.2      $      3.1               2%
     Network access services              151.9           134.5            17.4              13%
     Other services and sales             106.0            99.6             6.4               6%
                                     ----------      ----------      ----------

       Total revenues and sales      $    444.2      $    417.3      $     26.9               6%
                                     ==========      ==========      ==========


                                          Six Months Ended
                                               June 30,
                                     --------------------------                        Percent
                                        1999            1998          Increase         Change
                                     ----------      ----------      ----------      ----------
     Local services                  $    371.3      $    364.1      $      7.2               2%
     Network access services              301.7           252.5            49.2              19%
     Other services and sales             168.0           162.3             5.7               4%
                                     ----------      ----------      ----------

       Total revenues and sales      $    841.0      $    778.9      $     62.1               8%
                                     ==========      ==========      ==========


Local Services Revenues

Increases in local services revenues for the three and six months ended June 30, 1999 are primarily the result of a 4% increase in access lines over the same periods of 1998 generating additional revenues of $4.5 and $10.5 million, respectively, from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. Partially offsetting these increases were declines in installation and other non-recurring charges for the second quarter of 1999 and year-to-date compared to the same periods in 1998.

Network Access Services Revenues

The increases in network access services revenues for the second quarter of 1999 and year-to-date were primarily caused by increases in minutes of use of 10% and 8%, respectively, over the prior year periods, generating revenues of $12.0 million and $18.8 million, respectively. Special access revenues grew by $7.7 million and $16.7 million for the three and six months ended June 30, 1999, respectively, as a result of greater demand for increased bandwidth services by high capacity users. End user surcharges increased $4.6 million and $5.6 million for the second quarter of 1999 and year-to-date, respectively, as a result of implementation of the local number portability surcharge (see "Interstate Regulatory Developments - Number Portability"). The six month variance also includes

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

an increase of $29.2 million resulting from the sharing provisions of the Federal Communications Commission's (FCC) 1997 price cap recorded in the first quarter of 1998. Partially offsetting the three and six month increases are decreases of $8.4 million and $16.8 million, respectively, reflecting the impact of mandated interstate and intrastate access price changes.

Other Services and Sales Revenues

Other services and sales revenues increased for both the three and six months ended June 30, 1999 primarily due to increases in nonregulated service revenues and equipment sales of $4.9 million and $8.7 million, respectively, and wireless products and services revenues of $2.5 million and $3.2 million, respectively. Additionally, E911 revenues increased $1.8 million for both periods. These increases are partially offset by a $4.5 million and $8.7 million decline in toll services revenues for the three and six months ended June 30, 1999, respectively, reflecting the continuing impacts of intraLATA toll competition.

OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                     Three Months Ended
                                                               June 30,
                                                    -----------------------------                       Percent
                                                         1999             1998         Increase         Change
                                                    ------------     ------------    -----------     -------------
    Cost of services and sales                      $      161.6     $      160.3    $       1.3             1%
    Selling, general and administrative                     77.2             62.3           14.9            24%
    Depreciation and amortization                           87.6             84.2            3.4             4%
                                                    ------------     ------------    -----------

      Total operating costs and expenses            $      326.4     $      306.8    $      19.6             6%
                                                    ============     ============    ===========

                                                           Six Months Ended
                                                               June 30,
                                                    -----------------------------                       Percent
                                                         1999             1998          Increase        Change
                                                    ------------     ------------    -----------     -------------
    Cost of services and sales                      $      312.9     $      310.0    $       2.9             1%
    Selling, general and administrative                    152.8            126.9           25.9            20%
    Depreciation and amortization                          183.3            180.0            3.3             2%
                                                    ------------     ------------    -----------

      Total operating costs and expenses            $      649.0     $      616.9    $      32.1             5%
                                                    ============     ============    ===========

Total operating costs and expenses increased for the three and six months ended June 30, 1999, compared to the same periods in 1998 primarily due to higher costs of $10.4 million for both the second quarter of 1999 and year-to-date for access charges incurred to terminate intraLATA toll calls outside the Company's territory. The expense increase was also due to a favorable adjustment of $10.3 million for certain employee benefits and other liabilities that were recorded in the second quarter of 1998. In addition, a one-time special charge of $16.2 million associated with employee separation programs completed in the first quarter of 1999 contributed to the year-to-date increase. Partially offsetting these expenses were reduced software right-to-use (RTU) fees associated with the Company's network switching equipment of $10.5 million and $14.6 million for the three and six month periods, respectively. This includes a reduction in RTU costs of $5.8 million and $9.9 million, respectively, for the three and six months due to the capitalization of software costs in 1999 as a result of the adoption of SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," in addition to a reduction in overall 1999 RTU fees of $4.7 million for both the three and six months ended June 30, 1999. Depreciation increased $3.4 million and $3.3 million for the three and six months ended June 30, 1999, respectively, due to the amortization of previously

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


capitalized software associated with the implementation of new administrative systems within the Company, as well as additional investment in network facilities resulting from increased demand for switched access lines.


OTHER INCOME STATEMENT ITEMS

Interest-net decreased $5.0 million or 29% and $5.6 million or 16%, respectively, for the three and six months ended June 30, 1999, primarily due to a decrease in interest expense resulting from lower average short-term debt levels.

Income taxes increased 16% or $5.6 million for the three months and 31% or $15.1 million for the six months ended June 30, 1999, compared to the same periods in 1998. These increases are primarily due to corresponding increases in pretax income and other tax adjustments.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding, a wholly-owned subsidiary of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding's committed bilateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $300.0 million of debentures.

The Company's primary source of funds during the first six months of 1999 was cash from operations of $258.5 million compared to $558.2 million for the same period in 1998. The decrease in cash from operations primarily reflects an increase in the Company's working capital requirements partially offset by an increase in results of operations.

The Company's capital expenditures during the first six months of 1999 were $166.3 million compared to $217.4 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth and modernize facilities which are required to support new products and enhanced services. The overall anticipated capital expenditures for 1999 are expected to be less than capital expenditures during 1998.

Cash used in financing activities was $98.4 million during the first six months of 1999 compared to $328.9 million for the same period in 1998. This included dividend payments of $70.5 million in the first six months of 1999 compared to $93.7 million for the same period in 1998. Short-term financing, including the net change in affiliate notes decreased $27.9 million for the first six months of 1999 compared to $395.0 million for the same period in 1998. In 1998, the Company paid $5.5 million pretax ($3.4 million after-tax) in premiums on the retirement of $125.1 million of long-term debt redeemed prior to stated maturity. The Company issued $300.0 million of 6.86% Series E debentures in February 1998 and recognized an interest rate hedge loss of approximately $8.8 million on the settlement of forward contracts related to that debt issuance. The loss is being amortized over the life of the associated debt.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


INTERSTATE REGULATORY DEVELOPMENTS

During the second quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the second quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on the merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive LECs (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE is continuing to provide individual UNEs on a non-combined basis set forth in existing interconnection agreements even though it is not legally obligated to do so.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are (1) the FCC's cost methodology used to set prices, (2) it's methodology for setting wholesale discounts, and (3) the "proxy rates" it set for interconnection, UNEs and wholesale discounts. Supplemental opening briefs from petitioners and supporting intervenors were filed July 16, 1999 and the opening brief of the FCC and its supporting intervenors is due August 16, 1999. Reply briefs are due August 31, 1999. Oral argument is scheduled for September 1999.

UNIVERSAL SERVICE

GTE is active before both state and federal regulators advocating rapid development and implementation of measures that will meet the requirements of
Section 254 of the Telecommunications Act that covers the Federal Universal Service Program. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service and planned to select cost inputs in the second quarter of 1999. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for nonrural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. Specifically, the Fifth Circuit upheld the agency's decisions regarding: 1) several aspects of the high-cost support program, including implementation timing, separate treatment of rural carriers, the definition of service areas and use of the forward-looking costs to determine support; 2) no mandatory unbundling of supported services; 3) inclusion of commercial mobile radio service providers as universal service fund contributors; and 4) aspects of the schools and libraries program, including support for Internet access and internal connections and payments to non-telecommunications carriers. The Fifth Circuit reversed: 1) the assessment of contributions for schools and libraries fund based, in part, on intrastate revenues; 2) the rule prohibiting local telephone service providers from disconnecting low-income subscribers for non-payment of long distance charges;
3) the decision to assess high-cost fund contributions on primarily international carriers despite marginal interstate revenues; 4) the requirement that ILECs recover their contributions from access charges; and 5) the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. GTE is considering its options.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

PRICE CAP

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

INTERSTATE ACCESS REVISION

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction was $12.9 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. It is likely that the FCC will put the coalition's proposal out for public comment in August 1999. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service.

On August 4, 1999, the FCC announced adoption of an Order that grants price cap LECs the ability to introduce new services without regulatory delay. The Order also offers the promise of progressively greater flexibility in setting the prices for interstate special access services as competition develops, gradually replacing regulation with competition as the primary means of setting prices. Although the text of the Order is not yet available, based upon the FCC press release, the FCC has taken a reasonable step towards lessening regulation of interstate special access. It appears the FCC has established a framework that will allow ILECs the ability to use some of the same pricing mechanisms offered by CLECs for special access services. The press release indicates the FCC has begun a new rulemaking proceeding that is likely to lead to additional pricing flexibility for interstate switched access services.

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

In an Order and Notice of Proposed Rulemaking (NPRM) released in August 1998, the FCC ruled that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops, unbundling and resale obligations for network facilities needed for advanced services.

In March 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

NUMBER PORTABILITY

In December 1998, the FCC released a Memorandum Opinion and Order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

INTERNET SERVICE TRAFFIC

Incumbent LECs are required to provide open access to all Internet service providers (ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service).

GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The city of Portland, Oregon was first to adopt such a requirement and a subsequent federal court challenge by AT&T was denied. AT&T has appealed that decision and arguments will take place in October 1999. The FCC announced that it will file a brief to express its concern over the effect that the actions of local franchising authorities could have on the FCC's hands-off approach to the broadband market, and specifically address the importance of a national policy.

In July 1999, Broward County, Florida also adopted an ordinance requiring cable television franchisees to provide ISPs "nondiscriminatory equal access" to their cable modem platforms. AT&T subsequently announced that it would appeal that decision as well. Also, in July 1999, Comcast Cablevision and Advanced Cable Communications filed a lawsuit claiming Broward County violated the Communications Act by inserting unlawful requirements into the franchise agreement.


INTRASTATE REGULATORY DEVELOPMENTS

In May 1999, the Florida Public Service Commission (FPSC) opened a generic proceeding in two phases to address costs and prices for UNEs. In Phase I, the FPSC will set its UNE policies, including which elements to deaverage, the appropriate basis for deaveraging and which UNEs should be combined. The FPSC will also determine guidelines and requirements for UNE cost studies. In Phase 2, cost studies and prices will be filed. Hearings for Phase 1 are scheduled in December 1999 and the staff report will be issued in February 2000.

In July 1999, the FPSC adopted a requirement for the Company to begin paying Intermedia Communications, Inc. (ICI) local reciprocal compensation for ISP traffic. The Company is considering its options. The financial statements of the Company already reflect the impact of this requirement.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


At the conclusion of the 1999 legislative session, the Florida Legislature passed a bill that extended for one year (until January 2001) the state's interim universal service mechanism and carrier-of-last-resort obligations. This bill did not extend the price cap for the Company, allowing annual rate increases for basic services by the rate of inflation (GDP-PI) less 1%. The Florida Legislature adjourned the 1999 regular session without acting on any new universal service reform legislation.


OTHER DEVELOPMENTS

Proposed GTE/Bell Atlantic Merger

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.


YEAR 2000 CONVERSION

State of Readiness

As of June 30, 1999, GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements.

GTE expects its Internet businesses to be Year 2000 compliant in the third quarter of 1999. Also in the third quarter, GTE's domestic wireless company, all international affiliate companies, and all remaining domestic companies will have completed the Year 2000 compliance of their systems.

GTE's remaining effort consists of quality assurance and validation of our Year 2000 efforts across our businesses; assuring forward compliance of our systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and staffing our corporate Year 2000 communications watch center through March 1, 2000.

Independent verification and validation is the final step in GTE's Year 2000 process. This quality assurance process is expected to be substantially complete in the third quarter of 1999. However, GTE will continue its periodic reviews conducted by internal audit into 2000. Program status will also continue to be reported each quarter to the Company's external auditors.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Cost to Address Year 2000 Issues

With the incorporation of the TELUS Year 2000 program, the estimated total multi-year cost of GTE's Year 2000 Program is not expected to exceed $400 million. Through June 30, 1999, expenditures totaled $320 million. The current estimate for the cost of remediation for the Company is approximately $20.0 million. Through June 30, 1999, expenditures totaled $13.0 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 67% of GTE's program effort involves U.S. domestic operations. GTE has not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. As a result of completions in June 1999, GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 700 to 800 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may exist, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery teams have included procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center to be operational in Dallas, Texas from September 8, 1999 through March 1, 2000. The initial versions of these plans were completed during the second quarter of 1999. These plans will be kept current through the millennium rollover, and are expected to be tested (as appropriate) by the end of September 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


RECENT ACCOUNTING PRONOUNCEMENT

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in GTE's market risks since December 31, 1998.

PART II.  OTHER INFORMATION

                    GTE FLORIDA INCORPORATED AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the second quarter of 1999.

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

Date:            August 12, 1999                                         /s/ Stephen L. Shore
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
