Form 10-Q
period 1999-09-30
GTE FLORIDA INC
filed 1999-11-12
CIK 40865

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

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

               For the transition period from         to
                                              -------    -------

                         Commission File Number 1-3090


                            GTE FLORIDA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             FLORIDA                                     59-0397520
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas               75038
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

                                               YES        [X]    NO        [ ]

The Company had 23,400,000 shares of $25 par value common stock outstanding at October 31, 1999. The Company's common stock is 100% owned by GTE Corporation.



===============================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
            Condensed Consolidated Statements of Income (Unaudited)


                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                             --------------------     ---------------------
                                               1999        1998         1999          1998
                                             --------    --------     --------     --------
                                                       (Dollars in Millions)
REVENUES AND SALES
     Local services                          $  182.3    $  181.1     $  553.7      $  545.1
     Network access services                    143.8       139.9        445.5         392.4
     Other services and sales                    86.7        86.3        254.7         248.7
                                             --------    --------     --------      --------

        Total revenues and sales                412.8       407.3      1,253.9       1,186.2
                                             --------    --------     --------      --------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                 141.1       145.7        454.0         455.7
     Selling, general and administrative         54.2        64.8        207.1         191.7
     Depreciation and amortization               88.8        89.1        272.0         269.1
                                             --------    --------     --------      --------

        Total operating costs and expenses      284.1       299.6        933.1         916.5
                                             --------    --------     --------      --------

OPERATING INCOME                                128.7       107.7        320.8         269.7

OTHER (INCOME) EXPENSE
     Interest - net                              17.0        18.1         45.9          52.5
     Other - net                                   --          --           --          (0.1)
                                             --------    --------     --------      --------

INCOME BEFORE INCOME TAXES                      111.7        89.6        274.9         217.3
     Income taxes                                43.5        35.1        107.1          83.7
                                             --------    --------     --------      --------

INCOME BEFORE EXTRAORDINARY CHARGE               68.2        54.5        167.8         133.6
     Extraordinary charge                          --          --           --          (3.4)
                                             --------    --------     --------      --------

NET INCOME                                   $   68.2    $   54.5     $  167.8      $  130.2
                                             ========    ========     ========      ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
               Condensed Consolidated Balance Sheets (Unaudited)

                                                                     September 30,  December 31,
                                                                         1999           1998
                                                                     ------------   ------------
                                                                        (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                         $   80.8        $  113.5
    Receivables, less allowances of $34.3 million and $33.1 million      320.0           328.6
    Accounts receivable from affiliates                                   15.0            12.1
    Notes receivable from affiliates                                     928.6         1,218.1
    Inventories and supplies                                              21.5            21.6
    Prepayments and other                                                 10.3            27.3
                                                                      --------        --------

       Total current assets                                            1,376.2         1,721.2
                                                                      --------        --------


Property, plant and equipment, at cost                                 4,780.9         4,693.7
Accumulated depreciation                                              (2,840.4)       (2,709.3)
                                                                      --------        --------

       Total property, plant and equipment, net                        1,940.5         1,984.4
                                                                      --------        --------

Prepaid pension costs                                                    251.0           195.8
Other assets                                                              14.1            26.0
                                                                      --------        --------

Total assets                                                          $3,581.8        $3,927.4
                                                                      ========        ========

The accompanying notes are an integral part of these statements.

                    GTE FLORIDA INCORPORATED AND SUBSIDIARY
         Condensed Consolidated Balance Sheets (Unaudited) - Continued

                                                          September 30,   December 31,
                                                               1999          1998
                                                          -------------   ------------
                                                             (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations, including current maturities   $1,071.6          $1,396.5
    Notes payable to affiliates                                20.7             105.5
    Accounts payable                                           58.5              62.9
    Affiliate payables                                         76.4              99.5
    Taxes payable                                              63.7              12.9
    Dividends payable                                          58.1              28.1
    Other                                                     124.8             141.7
                                                           --------          --------

       Total current liabilities                            1,473.8           1,847.1
                                                           --------          --------


Long-term debt                                                889.6             889.4
Deferred income taxes                                         191.8             192.1
Employee benefit plans and other liabilities                  220.7             211.6
                                                           --------          --------

       Total liabilities                                    2,775.9           3,140.2
                                                           --------          --------


Shareholders' equity
    Preferred stock                                            21.2              21.2
    Common stock (23,400,000 shares issued)                   585.0             585.0
    Additional paid-in capital                                 57.0              50.3
    Retained earnings                                         142.7             130.7
                                                           --------          --------

       Total shareholders' equity                             805.9             787.2
                                                           --------          --------

Total liabilities and shareholders' equity                 $3,581.8          $3,927.4
                                                           ========          ========

The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    --------------------
                                                                                      1999        1998
                                                                                    -------      -------
                                                                                    (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                                               $167.8      $133.6
    Adjustments to reconcile income before extraordinary charge to net cash from operations:
         Depreciation and amortization                                                272.0       269.1
         Provision for uncollectible accounts                                          29.2        29.5
         Changes in current assets and current liabilities                              2.8       180.3
         Deferred income taxes and other - net                                        (33.1)       (0.5)
                                                                                     ------      ------
       Net cash from operations                                                       438.7       612.0
                                                                                     ------      ------
INVESTING
    Capital expenditures                                                             (225.7)     (338.3)
    Other - net                                                                         0.4         0.1
                                                                                     ------      ------
       Net cash used in investing                                                    (225.3)     (338.2)
                                                                                     ------      ------
FINANCING
    Long-term debt issued                                                                --       297.0
    Long-term debt, including premiums paid on early retirement                          --      (128.5)
    Dividends paid                                                                   (125.8)     (147.7)
    Decrease in short-term obligations, excluding current maturities                 (324.9)     (359.0)
    Net change in affiliate notes                                                     204.6        80.1
    Other - net                                                                          --        (8.8)
                                                                                     ------      ------
       Net cash used in financing                                                    (246.1)     (266.9)
                                                                                     ------      ------

Increase (decrease) in cash and cash equivalents                                      (32.7)        6.9

Cash and cash equivalents:
    Beginning of period                                                               113.5        57.7
                                                                                     ------      ------

    End of period                                                                    $ 80.8      $ 64.6
                                                                                     ======      ======


The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
           Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                   Additional
                                           Preferred     Common     Paid-In    Retained
                                             Stock        Stock     Capital    Earnings    Total
                                           ---------     ------    ----------  --------    ------
                                                            (Dollars in Millions)
Shareholders' equity, December 31, 1998      $ 21.2      $585.0      $ 50.3     $130.7     $787.2

Net income                                                                       167.8      167.8
Tax benefit of employee stock
   options exercised                                                    6.7                   6.7
Dividends declared                                                              (155.8)    (155.8)
                                             ------      ------      ------     ------     ------

Shareholders' equity, September 30, 1999     $ 21.2      $585.0      $ 57.0     $142.7     $805.9
                                             ======      ======      ======     ======     ======


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

NOTE 2.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the third quarter and first nine months of 1999, the Company capitalized $8.5 million and $18.4 million, respectively, of software expenditures, which would have previously been expensed.

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

                GTE FLORIDA INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table represents segment income statement results for the three and nine months ended September 30, 1999 and 1998, respectively, and balance sheet results as of September 30, 1999 and December 31, 1998:

                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,
                                       ----------------------      ----------------------
                                         1999          1998          1999          1998
                                       --------      --------      --------      --------
                                                      (Dollars in Millions)
TELEPHONE OPERATIONS:
    Total external revenues            $  412.8      $  407.3      $1,253.9      $1,186.2
    Operating income                      129.6         108.8         329.1         272.0
    Depreciation and amortization          88.8          89.1         272.0         269.1
    Interest expense                       18.2          19.3          54.5          55.5
    Interest income                         0.3           0.1           0.3           0.7
    Capital expenditures                   59.4         120.9         225.7         338.3
    Total assets (a)                                                2,545.5       2,651.2

GTE FUNDING:
    Operating loss                     $   (0.9)     $   (1.1)     $   (8.3)     $   (2.3)
    Interest expense                       10.6          25.0          46.3          80.6
    Interest income                        11.5          26.1          54.6          82.9
    Total assets (a) (b)                                            1,043.2       1,655.8

       CONSOLIDATED REVENUES           $  412.8      $  407.3      $1,253.9      $1,186.2
       CONSOLIDATED OPERATING INCOME      128.7         107.7         320.8         269.7
       CONSOLIDATED ASSETS (a)                                      3,581.8       3,927.4

(a) Represents balance sheets as of September 30, 1999 and December 31, 1998.
(b) Assets consist primarily of cash and notes receivable from affiliates.


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

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

Item 2.      Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1999 increased $13.7 million, or 25%, compared to the same period in 1998, as a result of an increase in revenues and sales and a decrease in operating expenses. Net income for the nine months ended September 30, 1999 increased $37.6 million, or 29%, over the prior year primarily due to an increase in network access services revenues, partially offset by increased selling, general and administrative expenses. In the first quarter of 1998, the Company recorded an extraordinary after-tax charge of $3.4 million (net of tax benefits of $2.1 million) related to the early retirement of debt.


REVENUES AND SALES
(Dollars in Millions)          Three Months Ended
                                 September 30,
                               -----------------              Percent
                                1999       1998     Increase  Change
                               ------     ------    --------  -------
Local services                 $182.3     $181.1     $  1.2     1%
Network access services         143.8      139.9        3.9     3%
Other services and sales         86.7       86.3        0.4     --
                               ------     ------     ------

  Total revenues and sales     $412.8     $407.3     $  5.5     1%
                               ======     ======     ======


                                 Nine Months Ended
                                   September 30,
                               ---------------------                 Percent
                                 1999         1998       Increase    Change
                               --------     --------     --------    -------
Local services                 $  553.7     $  545.1     $    8.6      2%
Network access services           445.5        392.4         53.1     14%
Other services and sales          254.7        248.7          6.0      2%
                               --------     --------     --------

  Total revenues and sales     $1,253.9     $1,186.2     $   67.7      6%
                               ========     ========     ========

Local Services Revenues

Increases in local services revenues for the three and nine months ended September 30, 1999 are primarily the result of a 3% increase in access lines over the same periods in 1998, generating additional revenues of $1.8 million and $9.1 million, respectively, from basic local services. Partially offsetting the year-to-date increase was a decline in installation and other non-recurring charges paid by customers of $1.5 million.

Network Access Services Revenues

Minutes of use increased 2% and 6%, generating additional revenues of $1.7 million and $12.9 million, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Special access revenues grew by $12.4 million and $29.1 million, respectively, as a result of greater demand for increased bandwidth services by high-capacity users. End-user surcharges increased $3.6 million and $10.0 million, respectively, primarily as a result of implementation of the local number portability (LNP) surcharge (for further information see "INTERSTATE REGULATORY DEVELOPMENTS - Number Portability"). Additionally, year-to-date revenues increased $29.2 million, resulting from the sharing provisions of the Federal Communications Commission's
(FCC) 1997 price cap recorded in the first quarter of 1998. Partially offsetting the three and nine month increases are decreases of $10.1 million and $27.8 million, respectively, reflecting the impact of mandated interstate and intrastate access price changes.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Other Services and Sales Revenues

Other services and sales revenues increased for the nine months ended September 30, 1999 primarily due to increases in nonregulated service revenues and equipment sales of $15.1 million, and wireless products and services revenues of $5.5 million. These increases are partially offset by a $12.8 million decline in toll services revenues, reflecting the continuing impacts of intraLATA (local access transport area) toll competition.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                    Three Months Ended
                                           September 30,
                                         ------------------               Percent
                                          1999       1998     Decrease    Change
                                         ------     -------   --------    -------
Cost of services and sales               $141.1     $145.7     $ (4.6)      (3)%
Selling, general and administrative        54.2       64.8      (10.6)     (16)%
Depreciation and amortization              88.8       89.1       (0.3)      --
                                         ------     ------     ------

  Total operating costs and expenses     $284.1     $299.6     $(15.5)      (5)%
                                         ======     ======     ======


                                         Nine Months Ended
                                            September 30,
                                         -----------------     Increase   Percent
                                          1999       1998     (Decrease)  Change
                                         ------     ------    ---------   -------
Cost of services and sales               $454.0     $455.7     $ (1.7)     --
Selling, general and administrative       207.1      191.7       15.4      8%
Depreciation and amortization             272.0      269.1        2.9      1%
                                         ------     ------     ------

  Total operating costs and expenses     $933.1     $916.5     $ 16.6      2%
                                         ======     ======     ======

Total operating costs and expenses decreased for the three months and increased for the nine months ended September 30, 1999, respectively, compared to the same periods in 1998. Contributing to the variances were cost decreases due to the employee-reduction program initiated earlier this year and the resulting settlement of pension obligations, which allowed the Company to immediately recognize pension plan gains that have accumulated in excess of the employee obligations. These favorable pension settlement gains were $32.9 million and $37.9 million in the third quarter and first nine months of 1999, respectively. The year-to-date cost reduction is partially offset by a one-time special charge of $16.2 million associated with employee separation programs completed in the first quarter of 1999. Also, offsetting the decreases in expenses were favorable adjustments of certain employee benefits and other liabilities that were recorded in 1998, which reduced 1998 expenses by $1.1 million and $11.4 million, respectively. Access charges incurred to terminate intraLATA toll calls outside the Company's territory increased $10.4 million in the second quarter of 1999, further contributing to the increase in year-to-date costs. The decreases are further offset by higher costs of $7.6 million and $10.6 million, respectively, associated with increased telecommunications equipment sales volumes. Higher depreciation charges associated with the investment in additional network facilities resulting from increased demand for switched access lines contributed $2.8 million to the increase in depreciation expense for the nine month period ended September 30, 1999.


OTHER INCOME STATEMENT ITEMS

Interest-net decreased $1.1 million or 6% and $6.6 million or 13%, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998, primarily due to a decrease in interest expense resulting from lower average short-term debt balances.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Income taxes increased $8.4 million or 24% for the three months and $23.4 million or 28% for the nine months ended September 30, 1999, compared to the same periods in 1998. These increases are primarily due to corresponding increases in pretax income.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding, a wholly-owned subsidiary of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $2.0 billion in short-term liquidity through GTE and GTE Funding's committed bilateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $300.0 million of debentures.

During the first nine months of 1999 net cash from operations was $438.7 million compared to $612.0 million for the same period in 1998. The decrease in net cash from operations primarily reflects an increase in the Company's working capital requirements, partially offset by an increase in results of operations.

The Company's capital expenditures during the first nine months of 1999 were $225.7 million compared to $338.3 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth and modernize facilities, which are required to support new products and enhanced services. The overall anticipated capital expenditures for 1999 are expected to be less than capital expenditures during 1998.

Net cash used in financing activities was $246.1 million during the first nine months of 1999 compared to $266.9 million for the same period in 1998. This included dividend payments of $125.8 million in the first nine months of 1999 compared to $147.7 million for the same period in 1998. Short-term financing, including the net change in affiliate notes, decreased $120.3 million for the first nine months of 1999 compared to $278.9 million for the same period in 1998. In 1998, the Company paid $5.5 million pretax ($3.4 million after-tax) in premiums on the retirement of $125.0 million of long-term debt redeemed prior to stated maturity. The Company issued $300.0 million of 6.86% Series E debentures in February 1998 and recognized an interest rate hedge loss of approximately $8.8 million on the settlement of forward contracts related to that debt issuance. The loss is being amortized over the life of the associated debt.


INTERSTATE REGULATORY DEVELOPMENTS

During the third quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the third quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In September 1999, the FCC voted on the matter and the order was issued on November 5, 1999. The FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements. ILECs are no longer required to provide unbundled operator services, including directory assistance. In addition, in certain circumstances, local and tandem switching need not be unbundled. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. Parties to this action have filed briefs and participated in oral arguments on September 17, 1999. A court decision is expected during the first quarter of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service. On October 22, 1999, the FCC adopted an order selecting the cost inputs for the federal universal service cost model. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program.

In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. The FCC filed a Motion For Stay of the Fifth Circuit's mandate so that additional time could be granted to address the implementation issues associated with changing its existing methods of assessment and carrier recovery of universal service contributions. GTE and several other parties also asked the Fifth Circuit for rehearing on several issues. However, in September 1999 the Fifth Circuit denied all motions for stay and/or rehearing, and established November 1, 1999 as the effective date for the original decision.

On October 8, 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues.

On November 4, 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs. The effective date for the new federal universal service plan is January 1, 2000. This plan will take contributions to the federal fund and distribute them to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long-distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. In September 1999, the FCC put the coalition's proposal out for public comment.

In August 1999, the FCC released an order pertaining to access reform and pricing flexibility. The order grants price cap LECs immediate flexibility under certain circumstances to deaverage certain access services and permits the introduction of new services on a streamlined basis, without prior FCC approval.

Advanced Telecommunications Services

The Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). An order from the FCC on line sharing is expected in the fourth quarter of 1999.

Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for LNP that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T has appealed that decision. Arguments took place November 1, 1999 before the Ninth Circuit Court.

In October 1999, GTE's Internetworking unit filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that switch this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate, does not "terminate" in GTE's local serving area, and based on an end-to-end analysis of the call, is not local traffic. Consistent with this recent ruling, GTE has been disputing and litigating bills from CLECs on these calls.


INTRASTATE REGULATORY DEVELOPMENTS

In May 1999, the Florida Public Service Commission (FPSC) opened a generic proceeding in two phases to address costs and prices for UNEs. In Phase I, the FPSC will further set its UNE policies, including which elements to deaverage, the appropriate basis for deaveraging and which UNEs should be combined. The FPSC will also determine guidelines and requirements for UNE cost studies. In Phase II, cost studies and prices will be filed. Hearings for Phase 1 are scheduled in December 1999. The FPSC is also reviewing 1998 cost studies in order to determine deaveraged UNE rates on an interim basis in order to comply with the FCC's mandate to have UNEs deaveraged by May 2000.

In July 1999, the FPSC issued an order requiring the Company to pay Intermedia Communications, Inc. (ICI) local reciprocal compensation for ISP traffic. The financial statements of the Company already reflect the impact of this requirement. GTE filed an action in August 1999 challenging the order in U.S. District Court and also appealed to the Supreme Court of Florida. GTE also filed a petition with the FPSC in September 1999 to clarify which rate element should be used as the basis for paying compensation.

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

OTHER DEVELOPMENTS

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

Both companies are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.


YEAR 2000 CONVERSION

State of Readiness

GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements. All other GTE business units are substantially complete in Year 2000 conversion and testing and are expected to be 100% complete by the end of November 1999.

GTE's remaining efforts continue through March 2000 and consist of quality assurance and validation of Year 2000 efforts across businesses; assuring forward compliance of systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and operation of our corporate Year 2000 communications watch center.

Cost to Address Year 2000 Issues

The estimated total multi-year cost of GTE's Year 2000 Program remains unchanged and is not expected to exceed $400 million. Through September 30, 1999, expenditures totaled $358 million. The current estimate for the cost of remediation for the Company is approximately $20.0 million. Through September 30, 1999, expenditures totaled $13.8 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 68% of GTE's program effort involves U.S. domestic operations. GTE's majority-owned subsidiaries have not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 500 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

interoperability issues with other international carriers that have not completed their Year 2000 efforts or other circumstances outside of GTE's control.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center that is now operational. Located in Dallas, Texas, the watch center will remain operational (as required) through March 1, 2000. The initial versions of our contingency plans were completed during the second quarter of 1999. These contingency plans will be kept current through the millennium rollover, and are being tested (as appropriate). As of September 30, 1999, 79% of the contingency plans have completed testing, and the remaining plans are expected to complete testing by the end of November 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


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

There has been no material change in the Company's market risks since December 31, 1998.

PART II.  OTHER INFORMATION

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27  Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GTE Florida Incorporated
                                        -------------------------------------
                                                    (Registrant)


Date:   November 10, 1999                       /s/ Stephen L. Shore
       -------------------------        -------------------------------------
                                                    Stephen L. Shore
                                                    Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit
      Number                             Description
---------------  ---------------------------------------------------------------
        12       Statement re: Calculation of the Consolidated Ratio of Earnings
                 to Fixed Charges

        27       Financial Data Schedule