Form 10-Q
period 2000-03-31
GTE FLORIDA INC
filed 2000-05-12
CIK 40865

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

                 For the quarterly period ended: MARCH 31, 2000

                                       or

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

The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               YES [X]   NO [ ]

The Company had 23,400,000 shares of $25 par value common stock outstanding at April 30, 2000. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                            2000              1999
                                                        ------------      ------------
                                                             (Dollars in Millions)
REVENUES AND SALES
     Local services                                     $      190.3      $      185.0
     Network access services                                   148.9             149.8
     Other services and sales                                   67.9              62.0
                                                        ------------      ------------

        Total revenues and sales                               407.1             396.8
                                                        ------------      ------------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                                160.2             151.3
     Selling, general and administrative                        62.8              75.7
     Depreciation and amortization                              92.6              95.6
                                                        ------------      ------------

        Total operating costs and expenses                     315.6             322.6
                                                        ------------      ------------

OPERATING INCOME                                                91.5              74.2

OTHER EXPENSE
     Interest - net                                             17.3              16.7
                                                        ------------      ------------

INCOME BEFORE INCOME TAXES                                      74.2              57.5
     Income taxes                                               28.8              22.4
                                                        ------------      ------------

NET INCOME                                              $       45.4      $       35.1
                                                        ============      ============


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                                   March 31,        December 31,
                                                                                     2000               1999
                                                                                 ------------       ------------
                                                                                      (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                                    $      117.6       $      127.6
    Receivables, less allowances of $33.6 million and $34.0 million                     410.8              404.7
    Accounts receivable from affiliates                                                  10.0               15.1
    Notes receivable from affiliates                                                    910.0            1,422.8
    Inventories and supplies                                                             21.5               17.5
    Prepayments and other                                                                34.0               50.8
                                                                                 ------------       ------------

       Total current assets                                                           1,503.9            2,038.5
                                                                                 ------------       ------------


Property, plant and equipment, at cost                                                4,901.9            4,842.0
Accumulated depreciation                                                             (2,966.8)          (2,901.2)
                                                                                 ------------       ------------

       Total property, plant and equipment, net                                       1,935.1            1,940.8
                                                                                 ------------       ------------


Prepaid pension costs                                                                   320.3              293.9
Other assets                                                                             15.0               10.7
                                                                                 ------------       ------------

Total assets                                                                     $    3,774.3       $    4,283.9
                                                                                 ============       ============





The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued

                                                                    March 31,       December 31,
                                                                      2000              1999
                                                                  ------------      ------------
                                                                       (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations, including current maturities          $    1,200.3      $    1,730.5
    Notes payable to affiliates                                           20.5               3.6
    Accounts payable                                                      45.8              59.4
    Affiliate payables                                                    86.8              77.9
    Taxes payable                                                         67.7              38.3
    Accrued interest                                                      19.4              11.8
    Other                                                                176.1             175.2
                                                                  ------------      ------------

       Total current liabilities                                       1,616.6           2,096.7
                                                                  ------------      ------------


Long-term debt                                                           892.2             892.1
Deferred income taxes                                                    232.1             225.4
Employee benefit plans and other liabilities                             229.3             226.0
                                                                  ------------      ------------

       Total liabilities                                               2,970.2           3,440.2
                                                                  ------------      ------------


Shareholders' equity
    Preferred stock                                                         --              21.2
    Common stock (23,400,000 shares issued)                              585.0             585.0
    Additional paid-in capital                                            57.8              57.6
    Retained earnings                                                    161.3             179.9
                                                                  ------------      ------------

       Total shareholders' equity                                        804.1             843.7
                                                                  ------------      ------------

Total liabilities and shareholders' equity                        $    3,774.3      $    4,283.9
                                                                  ============      ============






The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                      -------------------------------
                                                                                          2000               1999
                                                                                      ------------       ------------
                                                                                           (Dollars in Millions)
OPERATIONS
    Net income                                                                        $       45.4       $       35.1
    Adjustments to reconcile net income to net cash from operations:
      Depreciation and amortization                                                           92.6               95.6
      Employee retirement benefits                                                           (24.6)              (4.4)
      Provision for uncollectible accounts                                                     8.0                6.2
      Changes in current assets and current liabilities                                       39.6               92.1
      Deferred income taxes and other - net                                                    1.0                2.2
                                                                                      ------------       ------------
       Net cash from operations                                                              162.0              226.8
                                                                                      ------------       ------------

INVESTING
    Capital expenditures                                                                     (85.0)             (94.1)
    Other - net                                                                               (0.1)                --
                                                                                      ------------       ------------
       Net cash used in investing                                                            (85.1)             (94.1)
                                                                                      ------------       ------------
FINANCING
    Preferred stock retired, including premiums paid on early retirement                     (22.0)                --
    Dividends paid                                                                           (64.4)             (28.3)
    Decrease in short-term obligations, excluding current maturities                        (530.2)            (417.1)
    Net change in affiliate notes                                                            529.7              312.4
                                                                                      ------------       ------------

       Net cash used in financing                                                            (86.9)            (133.0)
                                                                                      ------------       ------------
Decrease in cash and cash equivalents                                                        (10.0)              (0.3)

Cash and cash equivalents:
    Beginning of period                                                                      127.6              113.5
                                                                                      ------------       ------------
    End of period                                                                     $      117.6       $      113.2
                                                                                      ============       ============




The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
           Consolidated Statement of Shareholders' Equity (Unaudited)

                                                                     Additional
                                             Preferred    Common      Paid-In    Retained
                                              Stock       Stock       Capital    Earnings    Total
                                             --------    --------    --------    --------   --------
                                                              (Dollars in Millions)
Shareholders' equity, December 31, 1999      $   21.2    $  585.0    $   57.6    $  179.9   $  843.7

Net income                                                                           45.4       45.4
Redemption of preferred stock                   (21.2)                               (0.8)     (22.0)
Tax benefit from exercise of stock options                                0.2                    0.2
Dividends declared                                                                  (63.2)     (63.2)
                                             --------    --------    --------    --------   --------

Shareholder's equity, March 31, 2000         $     --    $  585.0    $   57.8    $  161.3   $  804.1
                                             ========    ========    ========    ========   ========






The accompanying notes are an integral part of these statements.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1. BASIS OF PRESENTATION

GTE Florida Incorporated (the Company) is incorporated under the laws of the State of Florida and is a subsidiary of GTE Corporation (GTE).

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.

NOTE 2. PREFERRED STOCK

In March 2000, the Company redeemed all 847,800 outstanding shares of preferred stock and paid premiums of $0.8 million pretax on the early redemption.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

NOTE 4. DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $2.6 million and $1.8 million, respectively, compared to the first quarter of 1999.

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

The following table represents segment income statement results for the three months ended March 31 and balance sheet results as of March 31, 2000 and December 31, 1999, respectively:

                                                  2000               1999
                                              ------------       ------------
                                                  (Dollars in Millions)
TELEPHONE OPERATIONS:
    Total external revenues                   $      407.1       $      396.8

    Operating income                                  91.8               75.9
    Depreciation and amortization                     92.6               95.6
    Interest expense                                  17.6               18.5
    Capital expenditures                              85.0               94.1
    Total assets                                   2,640.7            2,723.6

GTE FUNDING:
    Operating loss                            $       (0.3)      $       (1.7)
    Interest expense                                  24.9               25.7
    Interest income                                   25.2               27.4
    Total assets (a)                               1,125.6            1,732.3

CONSOLIDATED REVENUES                         $      407.1       $      396.8
CONSOLIDATED OPERATING INCOME                         91.5               74.2
CONSOLIDATED ASSETS                                3,774.3            4,283.9


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

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission.

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 increased $10.3 million, or 29%, compared to the same period in 1999, primarily due to an increase in local services and other services and sales revenues and a decrease in selling, general and administrative expenses, partially offset by a corresponding increase in income taxes.


REVENUES AND SALES
(Dollars in Millions)                                     Three Months Ended
                                                               March 31,
                                                    ------------------------------      Increase        Percent
                                                         2000             1999         (Decrease)       Change
                                                    -------------    -------------   -------------   ------------
    Local services                                  $       190.3    $       185.0   $         5.3           3%
    Network access services                                 148.9            149.8            (0.9)         (1)%
    Other services and sales                                 67.9             62.0             5.9          10%
                                                    -------------    -------------   -------------

      Total revenues and sales                      $       407.1    $       396.8   $        10.3           3%
                                                    =============    =============   =============


Local Services Revenues

Access line growth was 3% for the first quarter of 2000, generating additional revenues of $2.4 million from basic local services, Integrated Services Digital Network and Digital Channel Services. Greater demand for enhanced customer calling services, such as SmartCall(R) and CLASS services, contributed an additional $2.7 million in local services revenue growth for the first quarter of 2000.

Network Access Services Revenues

Minutes of use increased 12%, generating additional revenues of $8.7 million for the first quarter of 2000 compared to the first quarter of 1999. Special access revenues grew by $12.9 million as a result of greater demand for increased bandwidth services by high-capacity users. These increases were partially offset by the impact of mandated interstate and intrastate access price reductions and rate element adjustments of $20.4 million.

Other Services and Sales Revenues

The first quarter increase in other services and sales revenues was primarily driven by increases in nonregulated service revenues and equipment sales of $6.1 million, partially offset by the impact of a change in the revenue recognition method for directory publishing revenues (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues").

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                     Three Months Ended
                                                               March 31,
                                                    ------------------------------      Increase        Percent
                                                         2000             1999         (Decrease)       Change
                                                    -------------    -------------   -------------   ------------
    Cost of services and sales                      $       160.2    $       151.3   $         8.9           6%
    Selling, general and administrative                      62.8             75.7           (12.9)        (17)%
    Depreciation and amortization                            92.6             95.6            (3.0)         (3)%
                                                    -------------    -------------   -------------

      Total operating costs and expenses            $       315.6    $       322.6   $        (7.0)         (2)%
                                                    =============    =============   =============


The decrease in operating costs and expenses was primarily due to the recognition of a pretax gain of $18.9 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. Further contributing to the cost decrease was a one-time special charge of $16.2 million in the first quarter of 1999 associated with employee separation programs. Partially offsetting these expense reductions were higher costs associated with customer and access line growth and costs for new initiatives, such as digital subscriber line (DSL) service, which increased expenses by $25.0 million. In addition, operating costs and expenses increased $3.7 million due to greater demand for telecommunications services and equipment, and $2.2 million due to the settlement of a three-year union labor contract, effective August 1999. The decrease in depreciation and amortization expense was primarily the result of a depreciation rate reduction, effective May 1999, which was partially offset by ongoing investment in network facilities as a result of switched access line growth due to higher demand from both Internet Service Providers (ISPs) and customers.


OTHER INCOME STATEMENT ITEMS

Income taxes increased $6.4 million or 29% in the first quarter of 2000 compared to the same period in 1999, primarily due to a corresponding increase in pretax income.


INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. GTE has continued to sign interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks.

Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.


OTHER DEVELOPMENTS

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

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $2.6 million and $1.8 million, respectively, compared to the first quarter of 1999. Other services and sales revenues and operating income for the year ended December 31, 2000 are expected to decrease by approximately $103.5 million and $95.3 million, respectively, compared to 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.


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

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA (local access and transport area) toll service markets.

PART II.  OTHER INFORMATION

                     GTE FLORIDA INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

               10 Material Contracts - Letter Agreement between GTE Service Corporation and John Appel

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27  Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the first quarter of 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GTE Florida Incorporated
                                      ------------------------------------
                                                 (Registrant)

Date:    May 12, 2000                        /s/  Stephen L. Shore
      -------------------             ------------------------------------
                                               Stephen L. Shore
                                                  Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
      Number                       Description
     --------                      -----------
        10                 Material Contracts - Letter Agreement between
                           GTE Service Corporation and John Appel

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule