Form 10-Q
period 2000-06-30
GTE FLORIDA INC
filed 2000-08-14
CIK 40865

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

                  For the quarterly period ended: June 30, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File Number 1-3090

                              VERIZON FLORIDA INC.
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

                            GTE FLORIDA INCORPORATED
              (Former name, former address and former fiscal year,
                          if changed since last report)

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES    [X]    NO    [ ]

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             VERIZON FLORIDA INC.
             Condensed Consolidated Statements of Income (Unaudited)


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                       June 30,
                                                       ----------------------------    ----------------------------
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------
                                                                            (Dollars in Millions)
REVENUES AND SALES
     Local services                                    $      211.7    $      199.2    $      421.7    $       399.2
     Network access services                                  152.7           155.5           304.1            306.7
     Other services and sales                                  46.9            89.5            92.6            135.1
                                                       ------------    ------------    ------------    -------------
        Total revenues and sales                              411.3           444.2           818.4            841.0
                                                       ------------    ------------    ------------    -------------

OPERATING COSTS AND EXPENSES
     Operations and support                                   240.2           238.8           463.2            465.7
     Depreciation and amortization                             92.2            85.3           183.0            179.8
                                                       ------------    ------------    ------------    -------------
        Total operating costs and expenses                    332.4           324.1           646.2            645.5
                                                       ------------    ------------    ------------    -------------
OPERATING INCOME                                               78.9           120.1           172.2            195.5

OTHER EXPENSE
     Interest - net                                            17.8            12.1            35.0             28.8
                                                       ------------    ------------    ------------    -------------

INCOME BEFORE INCOME TAXES                                     61.1           108.0           137.2            166.7
     Income taxes                                              28.8            42.1            58.4             65.0
                                                       ------------    ------------    ------------    -------------

NET INCOME                                             $       32.3    $       65.9    $       78.8    $       101.7
                                                       ============    ============    ============    =============




The accompanying notes are an integral part of these statements.

                             VERIZON FLORIDA INC.
                Condensed Consolidated Balance Sheets (Unaudited)

                                                         June 30,       December 31,
                                                           2000            1999
                                                       ------------     ------------
                                                           (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                          $       93.5     $      127.6
    Receivables, less allowances of
       $28.4 million and $34.0 million                        289.9            404.7
    Accounts receivable from affiliates                        11.8             15.1
    Notes receivable from affiliates                          390.8          1,422.8
    Inventories and supplies                                   22.3             17.5
    Prepayments and other                                      21.4             50.8
                                                       ------------     ------------
       Total current assets                                   829.7          2,038.5
                                                       ------------     ------------

Property, plant and equipment, at cost                      4,900.7          4,784.7
Accumulated depreciation                                   (2,989.2)        (2,873.3)
                                                       ------------     ------------
       Total property, plant and equipment, net             1,911.5          1,911.4
                                                       ------------     ------------

Prepaid pension costs                                         364.9            293.9
Other assets                                                   15.1             10.7
                                                       ------------     ------------
Total assets                                           $    3,121.2     $    4,254.5
                                                       ============     ============




The accompanying notes are an integral part of these statements.

                             VERIZON FLORIDA INC.
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                 June 30,       December 31,
                                                                   2000            1999
                                                               ------------     ------------
                                                                   (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations, including current maturities       $      160.6     $    1,730.5
    Notes payable to affiliate                                        420.3              3.6
    Accounts payable                                                   52.9             59.4
    Affiliate payables                                                107.0             77.9
    Taxes payable                                                      79.9             38.3
    Dividends payable                                                  45.0             64.1
    Other                                                             147.0            122.9
                                                               ------------     ------------
       Total current liabilities                                    1,012.7          2,096.7
                                                               ------------     ------------

Long-term debt                                                        892.2            892.1
Deferred income taxes                                                 226.3            228.0
Employee benefit plans and other                                      229.2            226.0
                                                               ------------     ------------
       Total liabilities                                            2,360.4          3,442.8
                                                               ------------     ------------

Shareholders' equity
    Preferred stock                                                      --             21.2
    Common stock (23,400,000 shares issued)                           585.0            585.0
    Additional paid-in capital                                        175.8             57.6
    Retained earnings                                                    --            147.9
                                                               ------------     ------------
       Total shareholders' equity                                     760.8            811.7
                                                               ------------     ------------
Total liabilities and shareholders' equity                     $    3,121.2     $    4,254.5
                                                               ============     ============




The accompanying notes are an integral part of these statements.

                             VERIZON FLORIDA INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                     Six Months Ended
                                                                          June 30,
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
                                                                    (Dollars in Millions)
OPERATIONS
       Net cash from operations                                $      414.4     $      258.5
                                                               ------------     ------------
INVESTING
    Capital expenditures                                             (177.9)          (166.3)
    Other - net                                                        (0.1)             0.3
                                                               ------------     ------------
       Net cash used in investing                                    (178.0)          (166.0)
                                                               ------------     ------------
FINANCING
    Long-term debt retired, including premiums paid
       on early retirement                                            (21.9)              --
    Dividends                                                        (127.4)           (70.5)
    Decrease in short-term obligations,
       excluding current maturities                                (1,569.9)          (458.9)
    Net change in affiliate notes                                   1,448.7            431.0
                                                               ------------     ------------
       Net cash used in financing                                    (270.5)           (98.4)
                                                               ------------     ------------

Decrease in cash and cash equivalents                                 (34.1)            (5.9)

Cash and cash equivalents:
    Beginning of period                                               127.6            113.5
                                                               ------------     ------------
    End of period                                              $       93.5     $      107.6
                                                               ============     ============




The accompanying notes are an integral part of these statements.

                             VERIZON FLORIDA INC.
           Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                               Additional
                                                Preferred        Common         Paid-In         Retained
                                                  Stock          Stock          Capital         Earnings           Total
                                              ------------    ------------    ------------    -------------    -------------
                                                                          (Dollars in Millions)
Shareholders' equity, December 31, 1999       $       21.2    $      585.0    $       57.6    $       147.9    $       811.7

Net income                                                                                             78.8             78.8
Redemption of preferred stock                        (21.2)                                            (0.8)           (22.0)
Tax benefit from exercise of stock options                                             0.5                               0.5
Dividends declared                                                                                   (108.2)          (108.2)
Capital contributions from Parent                                                    117.7                             117.7
Dividend paid to Parent                                                                              (117.7)          (117.7)
                                              ------------    ------------    ------------    -------------    -------------
Shareholders' equity, June 30, 2000           $         --    $      585.0    $      175.8    $          --    $       760.8
                                              ============    ============    ============    =============    =============




The accompanying notes are an integral part of these statements.

                             VERIZON FLORIDA INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Verizon Florida Inc. (the Company), formerly GTE Florida Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2.  BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs
Results of operations for June 30, 2000 includes merger-related pre-tax costs totaling approximately $47.2 million consisting of direct incremental costs and employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheets as a component of "Employee benefit plans and other."

Conforming Accounting Adjustments
Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $3.5 million for each of the six month periods ended June 30, 2000 and 1999.

NOTE 3.  DIVIDEND

On July 30, 2000, the Company declared and paid a dividend in the amount of $45.0 million to Verizon Communications.

Prior to the closing of the GTE merger with Bell Atlantic, dividends that equaled the retained earnings balance reflected on the Company's financial statements were declared and paid to GTE. Upon the payment of these dividends, a capital contribution in the same amount was made by GTE to the Company.

                             VERIZON FLORIDA INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 4.  PREFERRED STOCK

In March 2000, the Company redeemed all 847,800 outstanding shares of preferred stock and paid premiums of $0.8 million pretax on the early redemption.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

NOTE 6.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone

                             VERIZON FLORIDA INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the six months ended June 30, 2000 decreased $41.1 million and $38.3 million, respectively, compared to the first half of 1999.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the results of operations or the financial position of the Company.

Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on the net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

NOTE 8.  SEGMENT REPORTING

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

The following table represents segment income statement results for the six months ended June 30 and balance sheet results as of June 30, 2000 and December 31, 1999, respectively:

                                                       2000             1999
                                                   ------------     -----------
                                                       (Dollars in Millions)
TELEPHONE OPERATIONS:
    Total external revenues                        $      818.4     $     841.0

    Operating income                                      172.9           203.0
    Depreciation and amortization                         183.0           179.8
    Interest expense                                       35.7            36.3
    Capital expenditures                                  177.9           166.3
    Total assets                                        2,591.1         2,694.2

GTE FUNDING:
    Operating loss                                 $       (0.7)    $      (7.5)
    Interest expense                                       46.3            35.7
    Interest income                                        47.0            43.2
    Total assets (a)                                    1,581.5         1,732.3

CONSOLIDATED REVENUES                              $      818.4     $     841.0
CONSOLIDATED OPERATING INCOME                             172.2           195.5
CONSOLIDATED ASSETS                                     3,121.2         4,254.5


(a) Assets consist primarily of cash and cash equivalents and notes receivable from affiliates.

                             VERIZON FLORIDA INC.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2000 decreased $22.9 million, or 23%, compared to the same period in 1999, primarily due to a decrease in other services and sales revenues, partially offset by an increase in local services revenues and a corresponding decrease in income taxes.

The Company's results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides Centralized services on a contract basis.

The following table shows how special items are reflected in the Company's condensed statements of income for each period:

(Dollars in Millions)
Six Months Ended June 30,                                  2000           1999
--------------------------------------------------------------------------------
Revenues and Sales
Regulatory Contingency                             $        2.5     $       --
                                                   -----------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger costs                           47.2             --
  Conforming accounting adjustments                        (3.5)          (3.5)
                                                   -----------------------------
                                                           43.7           (3.5)
                                                   -----------------------------
Interest Expense                                            0.3             --
                                                   -----------------------------
Total                                              $       46.5     $     (3.5)
                                                   =============================

What follows is a further explanation of the nature of these special items.

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 includes merger-related pre-tax costs totaling approximately $47.2 million consisting of direct incremental costs and employee severance costs.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for

                             VERIZON FLORIDA INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

those employees are included in the Company's balance sheets as a component of "Employee benefit plans and other."

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $3.5 million for each of the six month periods ended June 30, 2000 and 1999.


Regulatory Contingency

In the second quarter of 2000, the Company recognized a charge for a regulatory matter totalling $2.8 million. The Company recorded a reduction to operating revenue in the amount of $2.5 million and a charge to interest expense of $0.3 million. This matter relates to a specific issue currently under investigation by federal regulatory commissions. The Company believes that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.


REVENUES AND SALES
(Dollars in Millions)                   Six Months Ended
                                            June 30,
                                   -------------------------      Increase       Percent
                                      2000           1999        (Decrease)      Change
                                   ----------     ----------     ----------    ----------
Local services                     $    421.7     $    399.2     $    22.5           6%
Network access services                 304.1          306.7          (2.6)         (1)%
Other services and sales                 92.6          135.1         (42.5)        (31)%
                                   ----------     ----------     ----------
  Total revenues and sales         $    818.4     $    841.0     $   (22.6)         (3)%
                                   ==========     ==========     ==========

Local Services Revenues

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. Access lines increased 3% generating additional revenues of $5.7 million from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services for the six months ended June 30, 2000. Revenues from enhanced customer calling services, such as SmartCall(R) and CLASS services, contributed additional revenue of $6.0 million. In addition, wire maintenance and service revenues generated $9.2 million in revenue growth.

Network Access Services Revenues

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. The decrease was mainly due to the impact of mandated interstate and intrastate access price reductions and rate element adjustments of $22.0 million. In addition, accruals for certain regulatory matters caused an unfavorable variance of $10.9 million. In addition, revenues were reduced by a second quarter 2000 special charge for a contingency associated with a regulatory matter. (see "Results of Operations").

The decreases were partially offset by 5% growth in minutes of use which generated revenue increases of $7.7 million for the six months ending June 30, 2000 compared to the same period in

                             VERIZON FLORIDA INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

1999. Special access revenues grew by $23.7 million as a result of greater demand for increased bandwidth services by high-capacity users

Other Services and Sales Revenues

Other services and sales revenues include such services as inventory management and purchasing services, customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services and sales revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same LATA (intraLATA). The decrease in other services and sales revenues for the six-month period ended June 30, 2000, compared to the same period in 1999 was primarily the result of the impact of a change in the recognition of directory publishing revenues resulting in a decrease of $41.1 million (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues").


OPERATING COSTS AND EXPENSES
(Dollars in Millions)
                                                  June 30,
                                         -------------------------      Increase       Percent
                                            2000           1999        (Decrease)      Change
                                         ----------     ----------     ----------    ----------
Operations and support                   $    463.2     $    465.7     $     (2.5)        (1)%
Depreciation and amortization                 183.0          179.8            3.2          2%
                                         ----------     ----------     ----------

  Total operating costs and expenses     $    646.2     $    645.5     $      0.7         --
                                         ==========     ==========     ==========

Operations and support expenses, representing employee costs and other operating expenses, decreased $2.5 million for the first six months ended June 2000, compared to the same period in 1999. The decrease was primarily due to the recognition of a pretax gain of $50.8 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge of $16.2 million in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease in operations and support costs. Substantially offsetting these decreases was a second quarter 2000 special charge of $47.2 million for severance and direct incremental merger-related costs (see "RESULTS OF OPERATIONS"). Also offsetting the decreases were higher costs associated with customer and access line growth and costs for new initiatives, such as digital subscriber line (DSL) service, which increased expenses by $19.9 million, and an increase in access charges of $3.2 million which is primarily due to increased competitive local exchange carrier (CLEC) activities.

The increase in depreciation and amortization expense in the first six months of 2000 compared to the same period in 1999 reflects the continuing investment in the network to support access line growth due to higher demand from Internet Service Providers (ISPs) and additional customer lines. Partially offsetting the increase in depreciation and amortization expense were reductions resulting from adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger (see "Results of Operations").

OTHER INCOME STATEMENT ITEMS

Interest-net increased 22% or $6.2 million for the six months ended June 30, 2000, compared to the same period in 1999, primarily due to higher average debt levels.

Income tax expense decreased 10% or $6.6 million for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to a decrease in pretax income.

                             VERIZON FLORIDA INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Both Bell Atlantic Corporation and GTE Corporation had been part of the industry group that had originally made the proposal for this five year plan to the FCC. Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in Verizon's service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                             VERIZON FLORIDA INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)


INTRASTATE REGULATORY DEVELOPMENTS

UNE Pricing

In May 1999, the Florida Public Service Commission (FPSC) opened a generic proceeding in two phases to address costs and prices for Unbundled Network Elements (UNEs). In December 1999, the Company and other industry parties signed two stipulation agreements in the UNE proceeding. The first stipulation set the ground rules for which UNEs should be considered for deaveraging and the associated cost studies. The second stipulation grouped wire centers for each ILEC into three zones, and proposed interim deaveraged UNE rates for each zone based on the 1998 USF cost study filing, effective May 2000.

In Phase II of this proceeding, the Company filed recurring and nonrecurring cost studies for UNEs, including UNE combinations, dark fiber, and subloops. The FPSC has scheduled two hearings during the third quarter of 2000. This case may be effected by the recent U.S. Court of Appeals decision invalidating certain FCC pricing guidelines.

Terminating Compensation

In July 1999, the FPSC issued an order requiring the Company to pay Intermedia Communications, Inc. (ICI) local reciprocal compensation for ISP traffic. The Company filed an action in August 1999 challenging the order in U.S. District Court and also appealed to the Supreme Court of Florida. The FPSC has established a generic docket dealing with terminating compensation and hearings are scheduled for January 2001.

Collocation

A general proceeding has been established to set up state rules for collocation. The FPSC issued an order in May 2000 and is scheduled to rule on petitions for reconsideration of its order during the third quarter of 2000.

                             VERIZON FLORIDA INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)


OTHER DEVELOPMENTS

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the six months ended June 30, 2000 decreased $41.1 million and $38.3 million, respectively, compared to the first half of 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

                             VERIZON FLORIDA INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

PART II.  OTHER INFORMATION

                             VERIZON FLORIDA INC.

Item 1.   Legal Proceedings

          There are no proceedings reportable under this Item.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

            3.1 Amended Articles of Incorporation (Exhibit 3.1 of the September 30, 1995 Form 10-Q, incorporated herein by reference)

            3.3 Amended Articles of Incorporation of Verizon Florida Inc., filed with the Secretary of the State of Florida on June 30, 2000

            27    Financial Data Schedule

      (b)   The Company filed a report on Form 8-K dated June 30, 2000 under
            Item 1, "Changes in Control of Registrant."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 VERIZON FLORIDA INC.
                                                 ---------------------------
                                                      (Registrant)


Date:   August 14, 2000                               /s/ Edwin F. Hall
     ---------------------                       ---------------------------
                                                          Edwin F. Hall
                                                           Controllor
                                                (Principal Accounting Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                  EXHIBIT INDEX

      Exhibit
      Number                            Description
      -------                           -----------

       3.3 Amended Articles of Incorporation of Verizon Florida Inc., filed with the Secretary of the State of Florida on June 30, 2000

        27           Financial Data Schedule