Form 10-Q
period 2000-09-30
VERIZON FLORIDA INC
filed 2000-11-14
CIK 40865

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

              For the quarterly period ended: September 30, 2000

                                      or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from _______ to _______


                         Commission File Number 1-3090


                             VERIZON FLORIDA INC.
                    (Former Name: GTE Florida Incorporated)


                  FLORIDA                              59-0397520
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas            75038
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

        Registrant's telephone number, including area code 972-507-5000



THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF VERIZON COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     VERIZON FLORIDA INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Income (Unaudited)


                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                           -------------------------------   ---------------------------------
                                                2000             1999             2000              1999
                                           -------------------------------   ---------------------------------
                                                                 (Dollars in Millions)
OPERATING REVENUES                         $        427.1   $        412.8   $       1,245.5   $       1,253.9
                                           --------------   --------------   ---------------   ---------------

OPERATING EXPENSES
     Operations and support                         240.7            195.4             703.9             661.1
     Depreciation and amortization                   93.5             87.0             276.5             266.8
                                           --------------   --------------   ---------------   ---------------

        Total operating expenses                    334.2            282.4             980.4             927.9
                                           --------------   --------------   ---------------   ---------------

OPERATING INCOME                                     92.9            130.4             265.1             326.0

OTHER (INCOME) EXPENSE
     Interest income                                (11.7)           (10.1)            (54.2)            (48.6)
     Interest expense                                29.2             27.1             106.7              94.5
                                           --------------   --------------   ---------------   ---------------

INCOME BEFORE INCOME TAXES                           75.4            113.4             212.6             280.1
     Income taxes                                    24.3             44.1              82.7             109.1
                                           --------------   --------------   ---------------   ---------------

NET INCOME                                 $         51.1   $         69.3   $         129.9   $         171.0
                                           ==============   ==============   ===============   ===============


The accompanying notes are an integral part of these statements.

                     VERIZON FLORIDA INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                                         (Unaudited)
                                                                         September 30,          December 31,
                                                                              2000                  1999
                                                                        ---------------       ---------------
                                                                                 (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                           $          81.1       $         127.6
    Accounts receivable, less allowances of $29.8 and $34.0                       287.3                 404.7
    Accounts receivable from affiliates                                             3.8                  15.1
    Notes receivable from affiliates                                            1,278.6               1,422.8
    Inventories and supplies                                                       26.5                  17.5
    Prepayments and other                                                          32.0                  50.8
                                                                        ---------------       ---------------

       Total current assets                                                     1,709.3               2,038.5
                                                                        ---------------       ---------------

Property, plant and equipment, at cost                                          4,956.7               4,784.7
Accumulated depreciation                                                       (3,045.7)             (2,873.3)
                                                                        ---------------       ---------------

       Total property, plant and equipment, net                                 1,911.0               1,911.4
                                                                        ---------------       ---------------

Prepaid pension costs                                                             385.6                 293.9
Other assets                                                                       14.5                  10.7
                                                                        ---------------       ---------------

Total assets                                                            $       4,020.4       $       4,254.5
                                                                        ===============       ===============



The accompanying notes are an integral part of these statements.

                     VERIZON FLORIDA INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets - Continued


                                                                          (Unaudited)
                                                                          September 30,          December 31,
                                                                              2000                   1999
                                                                        ---------------       ---------------
                                                                                 (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term obligations, including current maturities                $           2.1       $       1,730.5
    Notes payable to affiliate                                                  1,470.0                   3.6
    Accounts payable                                                               56.7                  59.4
    Affiliate payables                                                             93.6                 108.2
    Advance billings and customer deposits                                         56.3                  49.3
    Taxes payable                                                                  37.1                   8.0
    Dividends payable                                                               2.0                  64.1
    Other                                                                         101.3                  73.6
                                                                        ---------------       ---------------

       Total current liabilities                                                1,819.1               2,096.7
                                                                        ---------------       ---------------

Long-term debt                                                                    891.8                 892.1
Deferred income taxes                                                             242.6                 214.2
Employee benefit plans and other                                                  243.0                 226.0
                                                                        ---------------       ---------------

       Total liabilities                                                        3,196.5               3,429.0
                                                                        ---------------       ---------------

Shareholders' equity
    Preferred stock                                                                --                    21.2
    Common stock (23,400,000 shares issued and outstanding)                       585.0                 585.0
    Additional paid-in capital                                                    244.5                  57.6
    Retained earnings (deficit)                                                    (5.6)                161.7
                                                                        ---------------       ---------------

       Total shareholders' equity                                                 823.9                 825.5
                                                                        ---------------       ---------------

Total liabilities and shareholders' equity                              $       4,020.4       $       4,254.5
                                                                        ===============       ===============


The accompanying notes are an integral part of these statements.

                     VERIZON FLORIDA INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ------------------------------------
                                                                               2000                 1999
                                                                         ----------------     ---------------
                                                                                (Dollars in Millions)
OPERATING
       Net cash provided by operations                                   $          538.1     $         438.7
                                                                         ----------------     ---------------

INVESTING
    Capital expenditures                                                           (272.5)             (225.7)
    Other - net                                                                      (0.1)                0.4
                                                                         ----------------     ---------------

       Net cash used in investing                                                  (272.6)             (225.3)
                                                                         ----------------     ---------------

FINANCING
    Preferred stock retired, including premium paid on early redemption             (21.9)                --
    Dividends paid                                                                 (172.4)             (125.8)
    Decrease in short-term obligations, excluding current maturities             (1,728.3)             (324.9)
    Net change in affiliate notes                                                 1,610.6               204.6
                                                                         ----------------     ---------------

       Net cash used in financing                                                  (312.0)             (246.1)
                                                                         ----------------     ---------------

Decrease in cash and cash equivalents                                               (46.5)              (32.7)

Cash and cash equivalents:
    Beginning of period                                                             127.6               113.5
                                                                         ----------------     ---------------

    End of period                                                        $           81.1     $          80.8
                                                                         ================     ===============


The accompanying notes are an integral part of these statements.

                      VERIZON FLORIDA INC. AND SUBSIDIARIES
           Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                                 Additional       Retained
                                                   Preferred         Common        Paid-In        Earnings
                                                     Stock           Stock         Capital        (Deficit)         Total
                                                 ------------    ------------    ------------    ------------    ------------
                                                                             (Dollars in Millions)
Shareholders' equity, December 31, 1999          $       21.2    $      585.0    $       57.6    $      161.7    $      825.5

Net income                                                                                              129.9           129.9
Redemption of preferred stock                           (21.2)                                           (0.8)          (22.0)
Tax benefit from exercise of stock options                                                0.5                             0.5
Dividends declared                                                                                     (110.2)         (110.2)
Capital contribution in connection with merger                                          186.4                           186.4
Dividend declared in connection with merger                                                            (186.4)         (186.4)
Other                                                                                                     0.2             0.2
                                                 ------------    ------------    ------------    ------------    ------------

Shareholders' equity, September 30, 2000         $         --    $      585.0    $      244.5    $       (5.6)   $      823.9
                                                 ============    ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

                     VERIZON FLORIDA INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Verizon Florida Inc. (the Company), formerly GTE Florida Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown, including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2.  BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

Results of operations for nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $47.2 million, consisting of $18.2 million for direct incremental costs and $29.0 million for employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and support expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed consolidated balance sheets as components of "Other current liabilities" and "Employee benefit plans and other".

Conforming Accounting Adjustments

Results of operations also included adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income increased $3.5 million and $5.2 million for the nine month periods ended September 30, 2000 and 1999, respectively.

                      VERIZON FLORIDA INC. AND SUBSIDIARIES
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Other Related Actions

During the second quarter of 2000, the Company also recorded $0.5 million pre-tax for other actions in relation to the Merger or other strategic decisions.

NOTE 3.  COMPREHENSIVE INCOME

Net income and comprehensive income were the same for the nine months ended September 30, 2000 and 1999.

NOTE 4.  PREFERRED STOCK

In March 2000, the Company redeemed all 847,800 outstanding shares of preferred stock and paid premiums of $0.8 million on the early redemption.

NOTE 5.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $64.1 million and $59.1 million, respectively, compared to the same period in 1999.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.

                    VERIZON FLORIDA INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for specific liabilities in connection with regulatory and legal matters that management currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on the Company's financial condition, but it could have a material effect on the Company's results of operations.

Federal and state regulatory conditions to the Merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact net income of Verizon Communications in 2000 on a consolidated basis by approximately $275 to $325 million, based on preliminary estimates. The estimated impact on each operating telephone subsidiary, including the Company, is currently being assessed.

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

The following table represents segment income statement results for the nine months ended September 30, 2000 and 1999 and balance sheet results as of September 30, 2000 and December 31, 1999, respectively:

                                                        2000            1999
                                                    -----------     -----------
                                                       (Dollars in Millions)
TELEPHONE OPERATIONS:
    Total external revenues                         $   1,245.5     $   1,253.9

    Operating income                                      266.0           334.3
    Depreciation and amortization                         276.5           266.8
    Interest expense                                       54.1            54.5
    Capital expenditures                                  272.5           225.7
    Total assets                                        2,638.2         2,694.2

GTE FUNDING:
    Operating loss                                  $      (0.9)    $      (8.3)
    Interest expense                                       59.7            46.3
    Interest income                                        60.6            54.6
    Total assets (a)                                    1,847.4         1,732.3

CONSOLIDATED REVENUES                               $   1,245.5     $   1,253.9
CONSOLIDATED OPERATING INCOME                             265.1           326.0
CONSOLIDATED ASSETS                                     4,020.4         4,254.5

(a) Assets consist primarily of cash and cash equivalents and notes receivable from affiliates.

                     VERIZON FLORIDA INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income decreased $41.1 million, or 24% for the nine months ended September 30, 2000, compared to the same period in 1999.

The Company's operating results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services to the Company on a contract basis.

The following table shows how special items are reflected in the Company's condensed statements of income for each period:

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
(Dollars in Millions)                                                                            2000               1999
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                                   $     1.0          $      --
   Other charges and special items                                                                1.5                 --
                                                                                            -------------------------------
                                                                                                  2.5                 --
                                                                                            -------------------------------

Operating Expenses
   Bell Atlantic-GTE merger costs                                                                47.2                 --
   Bell Atlantic-GTE merger other related actions                                                 0.5                 --
   Bell Atlantic-GTE merger conforming accounting adjustments                                    (3.5)              (5.2)
   Other charges and special items                                                                5.0                 --
                                                                                            -------------------------------
                                                                                                 49.2               (5.2)
                                                                                            -------------------------------
Interest Expense
   Regulatory contingency                                                                         0.3                 --
                                                                                            -------------------------------
Total impact on pre-tax income                                                              $    52.0           $   (5.2)
                                                                                            ===============================

What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. (Verizon Communications). The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $47.2 million, consisting of $18.2 million for direct incremental costs and $29.0 million for employee severance costs. These costs include the Company's allocated share of merger-related costs Verizon Services. Costs allocated from Verizon Services are included in Operations and support expenses.

                      VERIZON FLORIDA INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed consolidated balance sheets as components of "Other current liabilities" and "Employee benefit plans and other".

Conforming Accounting Adjustments

Results of operations also included adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income increased $3.5 million and $5.2 million for the nine month periods ended September 30, 2000 and 1999, respectively.

Other Related Actions

During the second quarter of 2000, the Company also recorded $0.5 million pre-tax for other actions in relation to the Merger or other strategic decisions.

Other Charges and Special Items

Regulatory Contingency

In the second quarter of 2000, the Company recognized a pre-tax charge for a regulatory matter totaling $1.3 million. The Company recorded a reduction to operating revenue in the amount of $1.0 million and a charge to interest expense of $0.3 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). The Company believes that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

Other Items

In the second quarter of 2000, the Company also recorded other charges and special items totaling approximately $6.5 million pre-tax.

                      VERIZON FLORIDA INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

OPERATING REVENUES

(Dollars in Millions)                                  Nine Months Ended
                                                         September 30,
                                                -----------------------------      Increase        Percent
                                                     2000             1999        (Decrease)       Change
                                                ------------     ------------    -----------    -----------
    Local services                              $      631.7     $      596.3    $      35.4              6%
    Network access services                            471.2            452.9           18.3              4%
    Other services                                     142.6            204.7          (62.1)           (30)%
                                                ------------     ------------    -----------
      Total operating revenues                  $    1,245.5     $    1,253.9    $      (8.4)            (1)%
                                                ------------     ------------    -----------


Local Services

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. The increase in local services revenues was primarily due to 3% growth in switched access lines in service which generated additional revenues from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. Increased demand for enhanced customer calling services such as SmartCall(R) and CLASS services also contributed to the revenue increase.

Network Access Services

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. The increase in network access services revenues was primarily due to 2% increase in minutes of use which generated additional network access services revenues for the nine months ended September 30, 2000, as compared to the same period in 1999. Special access revenues grew as a result of greater demand for increased bandwidth services by high-capacity users. These increases were partially offset by the impact of mandated interstate and intrastate access price reductions and other regulatory decisions including the implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, effective July 1, 2000 (see "INTERSTATE REGULATORY DEVELOPMENTS"). In addition, a special charge recorded in 2000 for a regulatory contingency matter further reduced network access services revenues (see "RESULTS OF OPERATIONS").

Other Services

Other services revenues include such services as inventory management and purchasing services, customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same local access transport areas (intraLATA). The decrease in other services revenues for the nine-month period ended September 30, 2000, compared to the same period in 1999 was primarily the result of the impact of a change in the recognition of directory publishing revenues resulting in a decrease of $64.1 million (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues"). Further contributing to the decrease were other charges and special items recorded in 2000 (see "RESULTS OF OPERATIONS").

                      VERIZON FLORIDA INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)


OPERATING EXPENSES

(Dollars in Millions)                                     Nine Months Ended
                                                            September 30,
                                                    -----------------------------                       Percent
                                                         2000             1999         Increase          Change
                                                    ------------     ------------    ------------     ------------
    Operations and support                          $      703.9     $      661.1    $       42.8            6%
    Depreciation and amortization                          276.5            266.8             9.7            4%
                                                    ------------     ------------    ------------
      Total operating expenses                      $      980.4     $      927.9    $       52.5            6%
                                                    ============     ============    ============

Operations and Support

Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs. Operations and support expenses increased $42.8 million for the nine months ended September 30, 2000, compared to the same period in 1999. The increase was primarily due to a second quarter 2000 special charge of $47.2 million for severance and direct incremental merger-related costs, as well as the impact of other merger related actions (see "RESULTS OF OPERATIONS"). Higher access charges, primarily due to increased competitive local exchange carrier (CLEC) activities, and higher costs associated with customer and access line growth and costs for new initiatives, such as digital subscriber line (DSL) service, further contributed to the increase. Partially offsetting the increases was a pre-tax gain of $25.7 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge of $16.2 million in the first quarter of 1999, associated with an employee-reduction program, also offset the increase in operations and support expenses.

Depreciation and Amortization

The increase in depreciation and amortization expense for the nine months ended September 30, 2000, compared to the same period in 1999, primarily reflects the continuing investment in the Company's network. Also contributing to the increase in depreciation and amortization expense was the effect of adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the Merger (see "RESULTS OF OPERATIONS").

INTEREST EXPENSE

Interest expense increased 12.9% or $12.2 million for the nine months ended September 30, 2000, compared to the same period in 1999, primarily due to higher average debt balances.

INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. By September 14, 2000 carriers were to

                      VERIZON FLORIDA INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark, and by opting into the full five year CALLS plan, Verizon Communications would not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

As of September 14, 2000, Verizon Communications formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rates known as the CALLS plan. As a result of this decision, price caps on Verizon Communications' interstate access charges will be set according to the terms of the CALLS plan.

OTHER DEVELOPMENTS

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $64.1 million and $59.1 million, respectively, compared to the same period in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

                      VERIZON FLORIDA INC. AND SUBSIDIARIES

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.

                      VERIZON FLORIDA INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no proceedings reportable under this Item.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit:

          27   Financial Data Schedule

     (b) Current Report on Form 8-K filed during the quarter ended September 30, 2000:

          A Current Report on Form 8-K, dated September 7, 2000, was filed in connection with a change in the Company's independent accountants.

                    VERIZON FLORIDA INC. AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        VERIZON FLORIDA INC.
                                                  ------------------------------
                                                            (Registrant)

Date:        November 14, 2000                           /s/ Edwin F. Hall
       ------------------------------             ------------------------------
                                                           Edwin F. Hall
                                                             Controller
                                                  (Principal Accounting Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2000.

                    VERIZON FLORIDA INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX


      Exhibit
      Number                             Description
      ------          -------------------------------------------------

        27            Financial Data Schedule