Form 10-K405
period 2000-12-31
VERIZON FLORIDA INC
filed 2001-03-30
CIK 40865

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                        ------------------------------

                                   FORM 10-K

                        ------------------------------


(Mark one)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                      OR

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to


                         Commission file number 1-3090


                             VERIZON FLORIDA INC.


A Florida Corporation           I.R.S. Employer Identification No. 59-0397520


              1255 Corporate Drive, SVC04C08, Irving, Texas 75038


                        Telephone Number (972) 507-5000

                         ------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                             Verizon Florida Inc.

                               TABLE OF CONTENTS


Item No.                                                                                                       Page
--------                                                                                                       ----
                                                    PART I
1.   Business
      (Abbreviated pursuant to General Instruction I(2).) ..................................................       1
2.   Properties ............................................................................................       6
3.   Legal Proceedings .....................................................................................       6
4.   Submission of Matters to a Vote of Security Holders
      (Omitted pursuant to General Instruction I(2).) ......................................................       6

                                                      PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters .................................       7
6.   Selected Financial Data
      (Omitted pursuant to General Instruction I(2).) ......................................................       7
7.   Management's Discussion and Analysis of Results of Operations
      (Abbreviated pursuant to General Instruction I(2).) ..................................................       8
7A.  Quantitative and Qualitative Disclosures About Market Risk ............................................      14
8.   Financial Statements and Supplementary Data ...........................................................      14
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................      14


                                                      PART III

      (Omitted pursuant to General Instruction I(2).):
10.   Directors and Executive Officers of the Registrant ...................................................      14
11.   Executive Compensation ...............................................................................      14
12.   Security Ownership of Certain Beneficial Owners and Management .......................................      14
13.   Certain Relationships and Related Transactions .......................................................      14


                                                      PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................................      14


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 2001.

                             Verizon Florida Inc.


                                    PART I

Item 1.  Business
                                    GENERAL

     Verizon Florida Inc. was incorporated in 1901, as a corporation for profit pursuant to the general corporation laws of the state of Florida. We are a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon).

     Our telephone operations range from local telephone service for the home and office to highly complex voice and data services for various industries. We provide local telephone service within our franchise area and intraLATA (Local Access Transport Area) toll service between our facilities and the facilities of other telephone companies within our LATA. InterLATA service to other points in and out of the state in which we operate is provided through connection with long-distance carriers. These other carriers are charged fees (access charges) for interconnection to our local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long-distance service. We earn other revenues by providing such services as billing and collection and operator services to long-distance carriers.

     Our funding operations provide short-term financing and investment vehicles and cash management services for seven of Verizon Communications' domestic operating telephone companies, including our Company.

                           BELL ATLANTIC-GTE MERGER

     On June 30, 2000, Bell Atlantic Corporation (Bell Atlantic) and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

                                  OPERATIONS

     We are one of 16 public operating telephone companies owned by Verizon. Verizon has organized certain telecommunications group functions into marketing units operating across its operating telephone subsidiaries. The units focus on specific market segments. Each of the operating telephone subsidiaries, including us, remains responsible within its respective service area for the provision of telephone services, financial performance and regulatory matters. Verizon's five strategic marketing units are comprised of the following:

     The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state government. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

     The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

     The Wholesale unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing, bill rendering, CLEC services and

                             Verizon Florida Inc.

wireless interconnection. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

     The Advanced Services unit markets Verizon's long distance, data and Internet access services. In certain states, Verizon's long distance subsidiaries operate as a reseller of national and international long-distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800 services and operator services to its customers. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

     The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the operating telephone companies, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996. In general, the 1996 Act includes provisions that open local exchange markets to competition. We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations, or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the Federal Communications Commission
(FCC) with respect to interstate services and related matters. In 2000, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of our facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, from January 1998 until January 2000, pursuant to which we recover non-usage-sensitive costs from long distance carriers and end-users through flat rate charges, and usage-sensitive costs from long distance carriers through usage-based rates.

     On May 31, 2000, the FCC adopted a plan advanced by members of the industry (The Coalition for Affordable Local and Long Distance Service, or "CALLS") as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. Of that amount, Verizon expects approximately $340 million to be used to support interstate access services in the operating telephone subsidiaries' service territory. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices.

     As of September 14, 2000, Verizon formally elected to participate in the full five-year term of the CALLS plan. As a result of this decision, price caps on our interstate access charges will be set according to the conditions of the FCC order on the CALLS plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute. As a result of tariff adjustments which became effective in August 2000, we reached the $0.0055 benchmark.

     The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In November and December 2000, Verizon made filings to obtain this added pricing flexibility. On March 14, 2001, the FCC released an Order in which it approved pricing flexibility for 46 Metropolitan Statistical Areas (MSAs) and three states (Delaware, Vermont and Maryland) served by Verizon. In ten of the MSAs and the state of Delaware, the

                             Verizon Florida Inc.

services were awarded complete pricing flexibility and were removed from price regulation. Partial pricing flexibility was granted in the remaining MSAs and the two other states.

Universal Service

     As a result of a July 1999 decision of the U.S. Court of Appeals, Verizon's contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. Last year, the petitions asking the U.S. Supreme Court to review the court of appeals decision were either withdrawn or rejected.

     In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above.

     On October 18, 2000, Verizon asked the U.S. Supreme Court to dismiss its pending review of the FCC's use of a theoretical model as one factor to determine the appropriate size of federal support for a fund for intrastate high cost areas. The review was no longer necessary because, subsequent to Verizon's petition to the U.S. Supreme Court, the FCC expressly disclaimed supervisory authority over the states' universal service activities.

     The FCC is currently considering two modifications to its universal service programs, both relating to support for rural carriers. The first, a proposal by an appointed policy task force, would provide additional support for intrastate services provided by rural carriers. The second, a proposal by a coalition of rural carriers, would make explicit support for interstate access services provided by rural carriers. The FCC is likely to address both these proposals in 2001.

Unbundling of Network Elements

     In November 1999, the FCC announced its decision setting forth new unbundling requirements, eliminating elements that it had previously required to be unbundled, limiting the obligation to provide others and adding new elements. Appeals from this decision are pending.

     In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services. Appeals from this order are also pending.


     In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. The court upheld the FCC's decision that unbundled network elements (UNEs) be priced based on a forward-looking cost model which ignores actual historical costs. The U.S. Supreme Court has accepted this decision for review in a case to be heard in the fall term of 2001. That portion of the court of appeals' decision has been stayed pending that review.

Compensation for Internet Traffic

     In March 2000, the Washington, D.C. Circuit Court of Appeals reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISPs) do not terminate at the ISP but are single interstate calls. The court found that the FCC had inadequately explained why these Internet calls were not two calls. Under the FCC's decision, it was left to carrier agreements and state regulators to determine which traffic is subject to reciprocal compensation. The FCC is currently considering a new order to address the issue in light of the court remand.

                             Verizon Florida Inc.

State Regulation of Rates and Services

     Florida statutes govern the price cap plan. Beginning January 1, 2001, we can raise basic local rates on 30 days notice once in any 12-month period not to exceed the GDP-PI less one percent. Beginning January 1, 2001, we may increase intrastate access rates by the increase in the GDP-PI or 3% per year, whichever is less, provided intrastate access rates have reached parity with interstate rates. We may increase rates for non-basic services but increases for any category cannot exceed 6% in any 12-month period unless another company is providing service in a given exchange, at which time we can increase our price up to 20% in a 12-month period. Earnings are not regulated.

Competition

     Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in the jurisdiction in which we operate. The 1996 Act has significantly increased the level of competition in our local exchange markets.

     One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

     .     purchase service from the ILEC for resale to CLEC customers
     .     purchase unbundled network elements from the ILEC, and/or
     .     interconnect the CLEC's network with the ILEC's network.

     The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

     Our negotiations with various CLECs, and arbitrations before our state regulator, have continued. We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange markets in 2001 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

IntraLATA Toll Services

     IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. The state regulatory commission permits other carriers to offer intraLATA toll services within the state.

     Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We have implemented presubscription.

     Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues. However, the negative effect has been partially mitigated by an increase in intraLATA network access revenues.

                             Verizon Florida Inc.

Alternative Access

     A substantial portion of our revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

     We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

     Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

Wireless Services

     Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end-users. Wireless telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

Public Telephone Services

     We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services

     Alternative operator services providers have entered into competition with our operator services product line.


                                    EMPLOYEES

     As of December 31, 2000, we had approximately 7,600 employees.

                             Verizon Florida Inc.

Item 2.  Properties

                                     GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                         2000             1999
--------------------------------------------------------------------------------
Central office equipment                                  39%              39%
Outside communications plant                              48               49
Land and buildings                                         5                5
Furniture, vehicles and other work equipment               6                6
Other                                                      2                1
                                                --------------------------------
                                                         100%             100%
                                                ================================

     "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

     All of our properties, located in the state of Florida, are generally in good operating condition and are adequate to satisfy the needs of our business.

     Our customers are served by electronic switching systems that provide a wide variety of services. Since December 31, 1994, our network has been fully transitioned from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services.


                             CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $397 million in 2000, $316 million in 1999 and $409 million in 1998. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $5.0 billion at December 31, 2000, $4.8 billion at December 31, 1999, and $4.6 billion at December 31, 1998, including the effect of retirements, but before deducting accumulated depreciation.


Item 3.  Legal Proceedings

         There were no proceedings reportable under Item 3.


Item 4.  Submission of Matters to a Vote of Security Holders

         (Omitted pursuant to General Instruction I(2).)

                             Verizon Florida Inc.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Not applicable.


Item 6.  Selected Financial Data

         (Omitted pursuant to General Instruction I(2).)

                             Verizon Florida Inc.

Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction I(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements listed in the index set forth on page F-1.

     The communications services we provide are subject to regulation by the Florida Public Service Commission with respect to intrastate rates and services and certain other matters. For a further discussion of the company and our regulatory plan, see Item 1 - "Description of Business."


RESULTS OF OPERATIONS
---------------------

     We reported net income of $166.6 million in 2000, compared to net income of $273.6 million in 1999.

     Our results for 2000 and 1999 were affected by special items. The special items included our allocated share of charges from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis.

     The following table shows how special items are reflected in our consolidated statements of income for each period:

                                                                                             (Dollars in Millions)
Years Ended December 31,                                                                2000             1999
------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Other charges and special items                                                      $1.5            $  --
   Regulatory contingency                                                                1.0               --
                                                                                  --------------------------------
                                                                                         2.5               --
                                                                                  --------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                     18.2               --
  Bell Atlantic-GTE merger severance costs                                              29.0               --
  Bell Atlantic-GTE merger transition costs                                              4.8               --
  Other charges and special items                                                        5.5               --
                                                                                 ---------------------------------
                                                                                        57.5               --
                                                                                 ---------------------------------
Depreciation and Amortization Expenses
   Bell Atlantic- GTE merger accounting conformity adjustments                          (3.5)            (7.0)
                                                                                 ---------------------------------

Interest Expense
   Regulatory contingency                                                                  .3               --
                                                                                 ---------------------------------
Net impact on pre-tax income                                                            $56.8           $(7.0)
                                                                                 =================================

     What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications Inc. (Verizon Communications). The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related Charges

Direct Incremental Costs

     Direct incremental costs related to the Bell Atlantic-GTE merger of $18.2 million (all of which was allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.

                             Verizon Florida Inc.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $29.0 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities-Other.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $4.8 million in 2000 (including $2.6 million allocated from Verizon Services).

Accounting Conformity Adjustments

     Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $3.5 million and $7.0 million for the years ended 2000 and 1999, respectively.


Other Charges and Special Items

Regulatory Contingency

     In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $1.3 million. We recorded a reduction to operating revenue in the amount of $1.0 million and a charge to interest expense of $.3 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

Other Items

     In the second quarter of 2000, we also recorded other charges and special items totaling approximately $7.0 million pre-tax.

     These and other items affecting the comparison of our results of operations for the years ended December 31, 2000 and 1999 are discussed in the following sections.

Results of Operations

     We have two reportable segments, which provides domestic wireline telecommunications services. You can find additional information about segment reporting in Note 13 to the financial statements.

                             Verizon Florida Inc.

OPERATING REVENUE STATISTICS
----------------------------

                                                                                  2000              1999         % Change
----------------------------------------------------------------------------------------------------------------------------
At Year-End
Access Lines in Service (in thousands)*
   Residence                                                                      1,711             1,686            1.5%
   Business                                                                         744               732            1.6
   Public                                                                            20                22           (9.1)
                                                                       -----------------------------------
                                                                                  2,475             2,440            1.4
                                                                       ===================================
For the year,
Access Minutes of Use (in millions)                                              11,396            11,322            0.6%
                                                                       ===================================

*1999 reflects a restatement of access lines in service.


OPERATING REVENUES
------------------
(Dollars in Millions)

Years Ended December 31,                                                                              2000               1999
-------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                   $    839.0       $     803.4
Network access services                                                                               624.6             604.1
Long distance services                                                                                 28.6              29.0
Other services                                                                                        178.1             265.0
                                                                                           ------------------------------------
Total                                                                                             $ 1,670.3         $ 1,701.5
                                                                                           ====================================


LOCAL SERVICES

                                         Increase
--------------------------------------------------------------------------------
      2000 - 1999                   $35.6         4.4%
--------------------------------------------------------------------------------

     Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

     Growth in local service revenues in 2000 was primarily due to increased demand for inside wire maintenance and directory and operator assistance services. Increased demand for our enhanced customer calling services, such as SmartCall(R) and CLASS services further contributed to the increase. Furthermore, as a result of higher usage of our network, access lines grew 1.4% in 2000 compared to 1999, generating additional revenues from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services.


NETWORK ACCESS SERVICES

                                         Increase
--------------------------------------------------------------------------------
      2000 - 1999                   $20.5         3.4%
--------------------------------------------------------------------------------

     Network access revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

     Increased demand for special access services, reflecting a greater utilization of our network, was the primary reason for the increase in network access services revenues in 2000.

                             Verizon Florida Inc.

     Special access related revenue growth was largely offset by price reductions associated with mandated interstate and intrastate access price reductions and other regulatory decisions. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001. You can find additional information on FCC rulemakings concerning federal access rates, universal service and unbundling network elements in Item 1 - "Description of Business, Operations - FCC Regulation and Interstate Rates." Further offsetting the increase was a decrease associated with a special charge recorded in 2000 for a regulatory matter.

LONG DISTANCE SERVICES

                                         (Decrease)
--------------------------------------------------------------------------------
      2000 - 1999                   $(0.4)       (1.4)%
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

     The decline in long distance revenues in 2000 was principally caused by a decrease in revenues from private network lines and the competitive effects of other providers of long distance services. Partially offsetting this decrease were higher revenues from the resale of intraLATA long distance services.


OTHER SERVICES

                                          (Decrease)
--------------------------------------------------------------------------------
      2000 - 1999                   $(86.9)     (32.8)%
--------------------------------------------------------------------------------

     Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone and customer premises equipment
(CPE). Other services revenues also include directory services revenues.

     The decrease in other services revenues in 2000 was principally due to the impact of a change in the recognition of directory publishing revenues which resulted in a decrease in revenues (for additional information see Note 1 - Directory Publishing Revenues). Further contributing to the decrease was a special charge recorded in 2000.

     Partially offsetting these decreases were higher revenues from competitive local exchange carriers for interconnection of their networks with our network.

                             Verizon Florida Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT
                                         Increase
--------------------------------------------------------------------------------
      2000 - 1999                  $128.6        15.6%
--------------------------------------------------------------------------------

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

     The increase in operations and support expenses was primarily due to merger-related costs, the effect of higher work force levels, and annual salary and wage increases for management and associate employees. Partially offsetting these decreases were lower benefit costs principally due to a gain associated with lump-sum settlements of pension obligations for former GTE employees and the effect of a charge in 1999 for an employee reduction program.


DEPRECIATION AND AMORTIZATION

                                         Increase
--------------------------------------------------------------------------------
      2000 - 1999                   $12.9         3.6%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased primarily due to continued investment in our network. Partially affecting the increase in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger.

OTHER INCOME, NET
                                         (Decrease)
--------------------------------------------------------------------------------
      2000-1999                     $(3.1)        (4.1)%
--------------------------------------------------------------------------------

     The decrease in other income, net was primarily attributable to a decrease in interest income from an affiliate due to lower levels of activity.


INTEREST EXPENSE
                                         (Decrease)
--------------------------------------------------------------------------------
      2000-1999                     $(2.6)        (1.8)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowing and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased in 2000 primarily due to lower levels of average debt.


EFFECTIVE INCOME TAX RATES

      Years Ended December 31,
--------------------------------------------------------------------------------
      2000                               39.2%
--------------------------------------------------------------------------------
      1999                               38.8%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the year ended December 31, 2000 compared to 1999 primarily due to the decrease in 2000 pre-tax income and nonrecurring income tax expenses recorded in 2000, slightly offset by a decrease in preferred dividends.

     You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 9 to the consolidated financial statements.


OTHER MATTERS
-------------

Recent Accounting Pronouncements - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and

                             Verizon Florida Inc.

relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives.

      Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

                             Verizon Florida Inc.

Item  7A.       Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2000 and 1999. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

     The following table summarizes the fair values of our long-term debt as of December 31, 2000 and 1999. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.


                                                                       December 31
                                                           -------------------------------------
(Dollars in Millions)                                                2000               1999
------------------------------------------------------------------------------------------------
Fair value of long-term debt                                        $856.1             $844.5
Fair value assuming a +100-basis-point shift                         794.1              781.7
Fair value assuming a -100-basis-point shift                         924.9              914.2

Item  8.  Financial Statements and Supplementary Data

          The information required by this Item is set forth on Pages F-1 through F-22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated September 7, 2000.


                                   PART III

Item 10.  Directors and Executive Officers of Registrant

          (Omitted pursuant to General Instruction I(2).)

Item 11.  Executive Compensation

          (Omitted pursuant to General Instruction I(2).)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Omitted pursuant to General Instruction I(2).)

Item 13.  Certain Relationships and Related Transactions

          (Omitted pursuant to General Instruction I(2).)



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

                  See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

                             Verizon Florida Inc.

          (2)  Financial Statement Schedules

                  See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

          (3)  Exhibits

                  Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

         3.1 Amended Articles of Incorporation. (Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-3090.)

         3.2 Amended Bylaws. (Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-3090.)

         3.3 Amended Articles of Incorporation. (Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-3090.)

         4.1 Indenture dated as of November 1, 1993 between GTE Florida Incorporated and NationsBank of Georgia, National Association, as Trustee. (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50711.)

         4.2 First Supplemental Indenture dated as of January 1, 1998 between GTE Florida Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association). (Exhibit 4.2 of the Company's Registration Statement on Form S-3, File No. 333-43507, as amended.)

         23.1   Consent of Independent Auditors.

         23.2   Consent of Independent Public Accountants.


     (b)  Reports on Form 8-K:

          There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2000.

                             Verizon Florida Inc.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Verizon Florida Inc.


Date:  March 30, 2001                    By /s/  Edwin F. Hall
                                            ------------------------------------
                                                 Edwin F. Hall
                                                 Controller



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ John P. Blanchard                       President and Director              March 30, 2001
--------------------------------------      (Principal Executive Officer)
     John P. Blanchard


/s/ Lawrence R. Whitman                     Vice President-Finance &
--------------------------------------      Planning                            March 30, 2001
     Lawrence R. Whitman                    (Principal Financial Officer)


/s/ Edwin F. Hall                           Controller                          March 30, 2001
--------------------------------------
     Edwin F. Hall


/s/ Kimberly Caswell                        Director                            March 30, 2001
--------------------------------------
     Kimberly Caswell


/s/ John A. Ferrell                         Director                            March 30, 2001
--------------------------------------
    John A. Ferrell

                             Verizon Florida Inc.

        Index to Financial Statements and Financial Statement Schedule


                                                                            Page
                                                                            ----

Report of Independent Auditors - Ernst & Young LLP .....................     F-2

Report of Independent Public Accountants - Arthur Andersen LLP..........     F-3

Consolidated Statements of Income
     For the years ended December 31, 2000, 1999 and 1998 ..............     F-4

Consolidated Balance Sheets - December 31, 2000 and 1999................     F-5

Consolidated Statements of Changes in Shareowner's Investment
     For the years ended December 31, 2000, 1999 and 1998 ..............     F-7

Consolidated Statements of Cash Flows
     For the years ended December 31, 2000, 1999 and 1998 ..............     F-8

Notes to Consolidated Financial Statements .............................     F-9

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 2000, 1999 and 1998...............    F-22



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                             Verizon Florida Inc.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareowner
Verizon Florida Inc.

We have audited the accompanying consolidated balance sheet of Verizon Florida Inc. (the Company) as of December 31, 2000 and the related consolidated statements of income, shareowner's investment, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verizon Florida Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  Ernst & Young LLP




New York, New York
February 1, 2001

                             Verizon Florida Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareowner of Verizon Florida Inc.:

We have audited the accompanying consolidated balance sheet of Verizon Florida Inc. (a Florida corporation and wholly owned subsidiary of Verizon Communications Inc.) and subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in shareowner's investment and cash flows for each of the two years in the period then ended, as set forth under
Item 14 of this report. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon Florida Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1999 and 1998 supporting schedule listed under Item 14 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 1999 and 1998 supporting schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the related financial statements taken as a whole.



/s/Arthur Andersen LLP



Dallas, Texas,
June 30, 2000

                             Verizon Florida Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)


                                                                                         2000           1999            1998
-----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $.5,  $101.9, and $104.7 from affiliate)               $1,670.3       $1,701.5        $1,617.3
                                                                                ---------------------------------------------

OPERATING EXPENSES
   Operations and support (including $258.3, $199.8 and $234.8 to affiliates)           955.4          826.8           906.9
   Depreciation and amortization                                                        370.9          358.0           358.2
                                                                                ---------------------------------------------
                                                                                      1,326.3        1,184.8         1,265.1
                                                                                ---------------------------------------------

OPERATING INCOME                                                                        344.0          516.7           352.2

OTHER INCOME, NET (including $72.2, $83.8 and $99.7 from affiliates)                     72.4           75.5            95.8


INTEREST EXPENSE (including $26.7, $13.8 and $6.4 to affiliates)                        142.4          145.0           163.0
                                                                                ---------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                274.0          447.2           285.0
   AND EXTRAORDINARY ITEM

PROVISION FOR INCOME TAXES                                                              107.4          173.6           106.5
                                                                                ---------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                        166.6          273.6           178.5

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax                                               ---            ---           (3.4)
                                                                                ---------------------------------------------

NET INCOME                                                                             $166.6         $273.6          $175.1
                                                                                =============================================


                 See Notes to Consolidated Financial Statements.

                             Verizon Florida Inc.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)


                                     ASSETS
                                    --------

                                                                                                    December 31
                                                                                      --------------------------------------
                                                                                                 2000                1999
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                           $ 71.9             $ 127.6
Short-term investments                                                                           54.2                23.0
Accounts receivable:
  Trade and other, net of allowances for uncollectibles of $27.7 and $34.0                      289.9               404.7
  Affiliates                                                                                     27.7                15.1
Notes receivable from affiliates                                                                884.7             1,422.8
Material and supplies                                                                            19.8                17.5
Prepaid expenses                                                                                 52.4                22.6
Deferred income taxes                                                                            10.6                 5.2
Other                                                                                            33.5                  --
                                                                                      --------------------------------------
                                                                                              1,444.7             2,038.5
                                                                                      --------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                 4,998.6             4,784.7
Less accumulated depreciation                                                                 3,077.3             2,873.3
                                                                                      --------------------------------------
                                                                                              1,921.3             1,911.4
                                                                                      --------------------------------------

PREPAID PENSION ASSET                                                                           398.8               293.9
                                                                                      --------------------------------------
OTHER ASSETS                                                                                    127.0                10.7
                                                                                      --------------------------------------

TOTAL ASSETS                                                                                $ 3,891.8           $ 4,254.5
                                                                                      ======================================


                See Notes to Consolidated Financial Statements

                             Verizon Florida Inc.

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Amount)


                     LIABILITIES AND SHAREOWNER'S INVESTMENT


                                                                                                  December 31
                                                                                    -----------------------------------------
                                                                                                 2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Notes payable to affiliates                                                               $1,173.3               $  3.6
   Other                                                                                          2.2              1,730.5
Accounts payable and accrued liabilities:
   Affiliates                                                                                    85.0                172.4
   Other                                                                                        159.3                127.0
Other current liabilities                                                                       106.3                 63.2
                                                                                    -----------------------------------------
                                                                                              1,526.1              2,096.7
                                                                                    -----------------------------------------

LONG-TERM DEBT                                                                                  890.0                892.1
                                                                                    -----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                    247.5                225.4
                                                                                    -----------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                           263.9                214.2
Other                                                                                           102.5                   .6
                                                                                    -----------------------------------------
                                                                                                366.4                214.8
                                                                                    -----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 12)

SHAREOWNER'S INVESTMENT
Preferred stock                                                                                    --                 21.2
Common stock - $25 par value per share                                                          585.0                585.0
   Authorized shares:      50,000,000
   Outstanding shares:     23,400,000
Contributed capital                                                                             175.9                 57.6
Reinvested earnings                                                                             100.9                161.7
                                                                                    -----------------------------------------
                                                                                                861.8                825.5
                                                                                    -----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                $3,891.8             $4,254.5
                                                                                    =========================================


                 See Notes to Consolidated Financial Statements.

                             Verizon Florida Inc.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                        For the Years Ended December 31
                             (Dollars in Millions)



                                                                                2000               1999                1998
------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                                               $585.0             $585.0              $585.0
                                                                     ---------------------------------------------------------
   Balance at end of year                                                      585.0              585.0               585.0
                                                                     ---------------------------------------------------------

CONTRIBUTED CAPITAL
   Balance at beginning of year                                                 57.6               50.3                50.3
   Tax benefit from exercise of stock options                                     .6                7.3                  --
   Capital contribution in connection with merger                              117.7                 --                  --
                                                                     ---------------------------------------------------------
   Balance at end of year                                                      175.9               57.6                50.3
                                                                     ---------------------------------------------------------

REINVESTED EARNINGS
   Balance at beginning of year                                                161.7              108.2                88.0
   Net income                                                                  166.6              273.6               175.1
   Dividends declared                                                         (110.2)            (220.1)             (154.9)
   Dividend paid in connection with merger                                    (117.7)                --                  --
   Other                                                                          .5                 --                  --
                                                                     ---------------------------------------------------------
   Balance at end of year                                                      100.9              161.7               108.2
                                                                     ---------------------------------------------------------

REDEEMABLE PREFERRED STOCK
   Balance at beginning of year                                                 21.2               21.2                21.2
   Redemption of preferred stock                                               (21.2)                --                  --
                                                                     ---------------------------------------------------------
   Balance at end of year                                                         --               21.2                21.2
                                                                     ---------------------------------------------------------

TOTAL SHAREOWNER'S INVESTMENT                                                 $861.8             $825.5              $764.7
                                                                     =========================================================


                 See Notes to Consolidated Financial Statements.

                             Verizon Florida Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                             (Dollars in Millions)


                                                                                    2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $166.6           $273.6           $175.1
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                 370.9            358.0            358.2
     Extraordinary item, net of tax                                                   --               --              3.4
     Equity loss from affiliate                                                       .3               --               --
     Deferred taxes and investment tax credits, net                                 44.7             23.0            (26.1)
     Employee retirement benefits                                                  (95.3)           (86.7)           (21.8)
     Provision for uncollectibles                                                   28.8             38.5             39.9
     Gain on sale of operating assets                                               (1.9)              --               --
     Other items, net                                                               23.1             29.1             38.0
     Changes in certain assets and liabilities:
       Accounts receivable                                                          71.8           (117.7)           129.8
       Material and supplies                                                        (2.3)             4.1              9.5
       Other assets                                                                (37.8)           (13.8)           (15.8)
       Accounts payable and accrued liabilities                                       .4              3.3             43.8
       Other current liabilities                                                    43.0            (22.8)           (46.6)
                                                                           --------------------------------------------------
Net cash provided by operating activities                                          612.3            488.6            687.4
                                                                           --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                (31.2)              --               --
Net change in notes receivable from affiliates                                     538.1               --               --
Capital expenditures                                                              (396.7)          (316.1)          (408.7)
Other, net                                                                         (21.1)              .4               .3
                                                                           --------------------------------------------------
Net cash provided by (used in) investing activities                                 89.1           (315.7)          (408.4)
                                                                           --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                               --              --            297.0
Long-term debt and preferred stock retired, including
    premiums paid on early retirement                                              (24.2)              --           (137.3)
Net change in note payable to affiliate                                          1,169.7           (306.6)           (17.6)
Dividends paid                                                                    (174.3)          (184.1)          (167.7)
Increase   (decrease)  in  short-term   obligations,   excluding  current       (1,728.3)           331.9           (197.6)
maturities
                                                                           --------------------------------------------------
Net cash used in financing activities                                             (757.1)          (158.8)          (223.2)
                                                                           --------------------------------------------------

NET CHANGE IN CASH                                                                 (55.7)            14.1             55.8

CASH, BEGINNING OF YEAR                                                            127.6            113.5             57.7
                                                                           -------------------------------------------------

CASH, END OF YEAR                                                                 $ 71.9           $127.6           $113.5
                                                                           ==================================================


                 See Notes to Consolidated Financial Statements.

                             Verizon Florida Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Verizon Florida Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We have two reportable segments (see Note 13).

     Our telephone operations range from local telephone service for the home and office to highly complex voice and data services for various industries. We provide local telephone service within our franchise area and intraLATA (Local Access Transport Area) toll service between our facilities and the facilities of other telephone companies within our LATA. InterLATA service to other points in and out of the state in which we operate is provided through connection with long-distance carriers. These carriers are charged fees (access charges) for interconnection to our local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long-distance service. We earn other revenues by providing such services as billing and collection and operator services to long-distance carriers.

     Our funding operations (GTE Funding, a wholly owned subsidiary of Verizon Florida Inc.) provide short-term financing and investment vehicles and cash management services for seven of Verizon Communications' domestic operating telephone companies, including our Company.

Basis of Presentation

     We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of Verizon Florida Inc. and its wholly owned subsidiary, GTE Funding Incorporated (GTE Funding). All significant intercompany accounts and transactions have been eliminated.

     Our investment in Verizon Advanced Data Inc. (VADI), an affiliated company which provides new exchange access services, is accounted for using the equity method of accounting. At December 31, 2000, our ownership interest in VADI was 1.56%.

     We have reclassified certain amounts from prior periods to conform with our current presentation.

Revenue Recognition

     We recognize revenues when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

     We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter, retroactive to January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we now defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations for 2000. Our balance sheet at December 31, 2000 includes deferred activation costs as a component of Current assets - other ($26.0 million) and Other Assets ($103.9 million) and deferred activation revenues as a component of Current liabilities-other ($26.0 million) and Deferred credits and other liabilities - other ($103.9 million).

Maintenance and Repairs

     We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses.

                             Verizon Florida Inc.

Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

Short-term Investments

     Our short-term investments consist of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

Material and Supplies

     We include in inventory new and reusable materials which are stated principally at average original cost, except that specific costs are used in the case of large individual items.

Plant and Depreciation

     We state plant, property, and equipment at historical cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

     Average Lives (in years)
     ---------------------------------------------------------------------------
     Buildings                                                  30 - 35
     Central office equipment                                    8 - 10
     Outside communications plant                               15 - 40
     Furniture, vehicles and other                               3 - 10

     When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation.

     We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Computer Software Costs

     We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 for Verizon Communications was an increase in net income of approximately $560 million in 1999.

     Prior to adopting SOP No. 98-1, we capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

Income Taxes

     Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     Current and deferred tax expense is determined by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," to each subsidiary as if it were a separate taxpayer.

                             Verizon Florida Inc.

Advertising Costs

     We expense advertising costs as they are incurred.

Employee Benefit Plans

     We participate in the Verizon Communications benefit plans. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Directory Publishing Revenues

     Consistent with industry practice, effective January 1, 2000, we changed our method of recognizing directory publishing revenues. Verizon Information Services Inc. (Directories), a wholly owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under our previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Directories in our operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Directories. Under the new method of revenue recognition, Directories now recognizes 100% of the directory publishing revenues. We, in turn, bill Directories for customer listing information and billing and collection services. As a result, our other services revenues and operating income for the year ended December 31, 2000 decreased $103.5 million and $95.3 million, respectively, compared to 1999.

Recent Accounting Pronouncements - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

     Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

Comprehensive Income

     We had no comprehensive income components for the years ended December 31, 2000, 1999 and 1998. Therefore, comprehensive income is the same as net income for all three years.

                             Verizon Florida Inc.

2.    COMPLETION OF MERGER

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

     The following table summarizes the one-time charges incurred for the merger:

                                                          (Dollars in Millions)
  Year Ended December 31,                                                 2000
--------------------------------------------------------------------------------
  Direct incremental costs                                               $18.2
  Employee severance costs                                                29.0
  Transition costs                                                         4.8
                                                                ----------------
  Total Merger-Related Costs                                             $52.0
                                                                ================

     The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs and other charges and special items described below:

                                                                                                     (Dollars in Millions)
                                                                                                                     2000
--------------------------------------------------------------------------------------------------------------------------
                                                                  Charged to                        Asset
                                                                  Expense or                   Write-offs         End of
                                                                     Revenue    Payments        and Other           Year
--------------------------------------------------------------------------------------------------------------------------

  Merger-Related
  Direct incremental costs                                           $ 18.2       $ (17.9)          $ --         $   .3
  Employee severance costs                                             29.0          (8.1)            .8           21.7
                                                              ------------------------------------------------------------
                                                                     $ 47.2       $ (26.0)          $ .8         $ 22.0
                                                              ============================================================

Merger-Related Charges

Direct Incremental Costs

     Direct incremental costs related to the Bell Atlantic-GTE merger of $18.2 million (all of which was allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $29.0 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities-Other.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $4.8 million in 2000 (including $2.6 million allocated from Verizon Services).

                             Verizon Florida Inc.

Accounting Conformity Adjustments

     Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $3.5 million in 2000 and $7.0 million in 1999, and decreased $15.2 million in 1998.


3.    PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:


                                                                                                 December 31
                                                                                    --------------------------------------
(Dollars in Millions)                                                                             2000               1999
--------------------------------------------------------------------------------------------------------------------------
Land                                                                                           $  20.7            $  20.4
Buildings                                                                                        248.9              235.7
Central office equipment                                                                       1,942.2            1,845.8
Outside communications plant                                                                   2,421.8            2,329.0
Furniture, vehicles and other work equipment                                                     277.1              292.7
Other                                                                                             72.5               49.2
Construction-in-progress                                                                          15.4               11.9
                                                                                    --------------------------------------
                                                                                               4,998.6            4,784.7
Accumulated depreciation                                                                      (3,077.3)          (2,873.3)
                                                                                    --------------------------------------
Total                                                                                        $ 1,921.3          $ 1,911.4
                                                                                    ======================================

4.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. There were no significant capital lease obligations in 2000, 1999 and 1998.

     Capital lease amounts included in plant, property and equipment are as follows:

                                                                                               December 31
                                                                                  --------------------------------------
(Dollars in Millions)                                                                          2000                1999
------------------------------------------------------------------------------------------------------------------------
Capital leases                                                                                 $5.1               $ 5.1
Accumulated amortization                                                                       (1.2)                (.2)
                                                                                  --------------------------------------
Total                                                                                          $3.9               $ 4.9
                                                                                  ======================================

     Total rent expense amounted to $31.0 million in 2000, $24.0 million in 1999 and $28.8 million in 1998.

     This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2000:



(Dollars in Millions)
Years                                                                              Capital Leases     Operating Leases
------------------------------------------------------------------------------------------------------------------------
2001                                                                                        $2.5                $17.0
2002                                                                                          --                 11.7
2003                                                                                          --                  8.3
2004                                                                                          --                  7.0
2005                                                                                          --                  5.0
Thereafter                                                                                    --                 43.4
                                                                                  --------------------------------------
Total minimum rental commitments                                                             2.5               $ 92.4
                                                                                                     ===================
Less interest and executory costs                                                             .2
                                                                                  ------------------
Present value of minimum lease payments                                                      2.3
Less current installments                                                                    2.2
                                                                                  ------------------
Long-term obligation at December 31, 2000                                                   $ .1
                                                                                  ==================

                             Verizon Florida Inc.

5.   DEBT

Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:


(Dollars in Millions)                                                                           2000               1999
------------------------------------------------------------------------------------------------------------------------
Commercial paper                                                                          $      --           $ 1,728.4
Note payable to affiliate (VNFC)                                                            1,160.5                  --
Note payable to affiliate (SW)                                                                 12.8                  --
Note payable to affiliate (GTE)                                                                  --                 3.6
Long-term debt maturing within one year                                                         2.2                 2.1
                                                                                    --------------------------------------
Total debt maturing within one year                                                       $ 1,175.5           $ 1,734.1
                                                                                    ======================================

Weighted average interest rate for note payable outstanding at year-end                        6.57%               6.10%
                                                                                    ======================================

     Through our subsidiary GTE Funding, we have a contractual agreement with an affiliated company, Verizon Network Funding Corporation (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon Communications' network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

     We participate with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and have access to an additional $2.0 billion in short-term liquidity through GTE Funding's committed bi-lateral revolving lines of credit.

     Our subsidiary, GTE Funding, provides short-term financing and investment vehicles and cash management services for us and six other domestic telephone operating subsidiaries. Each of these companies is contractually obligated to repay all amounts borrowed from GTE Funding. As of December 31, 2000, GTE Funding owed $12.8 million related to short-term financing activities provided on behalf of Verizon Southwest (SW). In 1999, we also obtained short-term financing through advances from an affiliated company, GTE.

                             Verizon Florida Inc.

Long-Term Debt

     Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                                       Interest
Description                                                                Rate     Maturity         2000         1999
------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Dollars in Millions)
Nine year debenture                                                       6.31%        2002        $200.0       $200.0
Ten year debenture                                                        6.25         2005         100.0        100.0
Thirty year debenture                                                     7.41         2023         200.0        200.0
Thirty year debenture                                                     7.25         2025         100.0        100.0
Thirty year debenture                                                     6.86         2028         300.0        300.0
                                                                                              --------------------------
                                                                                                    900.0        900.0
Unamortized discount and premium, net                                                               (10.1)       (10.3)
Capital lease obligations - average rate 7.26% and 10.73%                                             2.3          4.5
Total long-term debt, including current maturities                                            --------------------------
                                                                                                    892.2        894.2
Less maturing within one year                                                                         2.2          2.1
Total long-term debt                                                                          --------------------------
                                                                                                   $890.0       $892.1
                                                                                              ==========================

     The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of our indentures. None of the securities shown above were held in sinking or other special funds or pledged by us. Debt discounts and premiums on our outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of our telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

6.   FINANCIAL INSTRUMENTS

Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $139.9 million in 2000, $127.4 million in 1999 and $159.5 million in 1998.

Fair Values of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:


Financial Instrument                                   Valuation Method
-------------------------------------------------------------------------------------------------------------------------
Notes payable to affiliates (VNFC, SW, GTE) and        Carrying amounts
  short-term investments

Debt (excluding capital leases)                        Future cash flows discounted at current rates



                                                                      2000                             1999
                                                        ------------------------------------------------------------------
                                                               Carrying                         Carrying
                                                                 Amount       Fair Value          Amount       Fair Value
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Millions)
Debt                                                           $2,063.2         $2,029.3        $2,621.7         $2,576.5

                             Verizon Florida Inc.

7.   REDEEMABLE PREFERRED STOCK

     In March 2000, we redeemed all 847,800 outstanding shares of preferred stock and paid call premiums of $.8 million pretax on the early redemption.

     Cumulative preferred stock, not subject to mandatory redemption and exclusive of amounts held in treasury, at December 31, 1999 was as follows:


(Dollars in Millions)                                                                         Shares               Amount
--------------------------------------------------------------------------------------------------------------------------
Authorized
  $25 par value                                                                             4,880,000
                                                                                   ==================

Outstanding
  $1.30        Series B        $25 par value                                                  475,900              $11.9
  $1.25        Series          $25 par value                                                  371,900                9.3
                                                                                   ---------------------------------------
Total                                                                                         847,800              $21.2
                                                                                   =======================================

     Prior to the March 2000 redemptions, in the event of non-payment of at least twelve months of accrued dividends, each class of preferred shareholders, voting as a class, were entitled to elect two directors in addition to those directors elected by GTE. Otherwise, the preferred shareholders had no voting rights. We were not in arrears in our dividend payments at December 31, 1999. No shares of preferred stock were reserved for officers and employees, or for options, warrants, conversions or other rights at December 31, 1999.


8.   EMPLOYEE BENEFITS

     We participate in the Verizon Communications benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Verizon Communications.

     The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2000.

Pension and Other Postretirement Benefits

     Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                                 Years ended December 31
                                                                                        ----------------------------------
                                                                  Pension                      Healthcare and Life
--------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                      2000       1999        1998        2000        1999       1998
--------------------------------------------------------------------------------------------------------------------------
 Net periodic benefit (income) cost                      $(38.9)    $(30.2)     $(25.9)      $32.8       $33.7      $23.1
                                                     ---------------------------------------------------------------------
 Termination benefits, curtailments and other, net        (18.9)       6.6          ---         ---         ---        ---
 Settlement gains                                         (46.9)     (74.5)         ---         ---         ---        ---
                                                     ---------------------------------------------------------------------
 Subtotal                                                 (65.8)     (67.9)         ---         ---         ---        ---
                                                     ---------------------------------------------------------------------
 Total (income) cost                                    $(104.7)    $(98.1)     $(25.9)      $32.8       $33.7      $23.1
                                                     =====================================================================

     We recorded one-time costs for special termination benefits provided under voluntary and involuntary separation programs, curtailment losses and settlement gains. These curtailment losses and settlement gains are a result of the separation programs, as well as the required settlement gain or loss recognition, due to the fact that in 1999 and 2000, the Company's pension distributions surpassed the settlement threshold equal to the sum of service cost and interest cost requiring settlement gain or loss recognition for all cash settlements for the year.

                             Verizon Florida Inc.

     Amounts recognized on the balance sheets consist of:

                                                                                                             December 31
                                                                                        ----------------------------------
                                                                  Pension                      Healthcare and Life
--------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                            2000             1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------
 Prepaid pension asset                                         $398.8           $293.9               ---              ---
 Employee benefit obligations                                    (.6)            (1.1)          $(229.6)         $(218.2)

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions) and plan amendments.

Assumptions

     The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:


                                                                    Pension                     Healthcare and Life
                                                      ---------------------------------------------------------------------
                                                            2000       1999        1998        2000        1999       1998
---------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                               7.75%      8.00%       7.00%       7.75%       8.00%      7.00%
Long-term rate of return on plan assets for the year       9.25       9.00        9.00        8.00        8.00       8.00
Rate of future increases in compensation at end of         5.00       5.50        4.75         ---         ---        ---
   year
Medical cost trend rate at end of year                                                        5.00        6.50       6.75
   Ultimate (year 2001)                                                                       5.00        5.50       5.50

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former GTE Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for this leveraged ESOP that held shares before December 31, 1989. We recognize savings plan cost based on our matching obligation attributed to our participating management employees. In addition to the ESOP, Verizon Communications also maintains a savings plan for non-management employees. We recorded total savings plan costs of $8.0 million in 2000, $5.8 million in 1999 and $5.0 million in 1998.


9.   INCOME TAXES

     The components of income tax expense (benefit) are presented in the following table:

                                                                                        Years ended December 31
                                                                                 ---------------------------------------
(Dollars in Millions)                                                                   2000          1999         1998
------------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                                           $ 55.7       $ 129.2      $ 112.1
    State and local                                                                      7.0          21.4         20.5
                                                                                   -------------------------------------
                                                                                        62.7         150.6        132.6
                                                                                   -------------------------------------
Deferred:
    Federal                                                                             36.8          19.8        (21.8)
    State and local                                                                      7.9           3.2         (4.3)
                                                                                   -------------------------------------
                                                                                        44.7          23.0        (26.1)
                                                                                   -------------------------------------
Total income tax expense                                                             $ 107.4       $ 173.6      $ 106.5
                                                                                   =====================================

                             Verizon Florida Inc.

     The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                                        Years ended December 31
                                                                                 ---------------------------------------
                                                                                        2000          1999         1998
------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                                       35.0%         35.0%        35.0%
State income taxes, net of federal tax benefits                                          3.5           3.5          3.7
Other, net                                                                                                         (1.3)
                                                                                          .7            .3
                                                                                   ---------------------------------------
Effective income tax rate                                                               39.2%         38.8%        37.4%
                                                                                   =======================================

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:


                                                                                                     December 31
                                                                                              --------------------------
(Dollars in Millions)                                                                                 2000         1999
------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                                                        $192.1       $182.5
  Pension                                                                                              158.3        110.6
  Other                                                                                                 23.9         20.0
                                                                                                --------------------------
                                                                                                       374.3        313.1
                                                                                                --------------------------
Deferred tax assets:
  Employee benefits                                                                                    (97.5)       (88.3)
  Investment tax credits                                                                                  --           --
  Other                                                                                                (23.5)       (15.8)
                                                                                                --------------------------
                                                                                                      (121.0)      (104.1)
                                                                                                --------------------------
Net deferred tax liability                                                                            $253.3       $209.0
                                                                                                ==========================

     Deferred tax assets include approximately $83.4 million at December 31, 2000 and $75.5 million at December 31, 1999 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.


10.  ADDITIONAL FINANCIAL INFORMATION

     The tables below provide additional financial information related to our financial statements:

                                                                                                       December 31
                                                                                                --------------------------
(Dollars in Millions)                                                                                   2000         1999
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable                                                                                    $139.2       $137.3
  Accrued vacation pay                                                                                  25.5         20.8
  Accrued expenses                                                                                      62.7         27.0
  Accrued taxes                                                                                          6.7         38.3
  Dividends payable                                                                                       --         64.0
  Interest payable                                                                                      10.2         12.0
                                                                                                --------------------------
                                                                                                     $ 244.3      $ 299.4
                                                                                                ==========================

Other current liabilities
  Advanced billings and customer deposits                                                               50.5         49.3
  Other                                                                                                 55.8         13.9
                                                                                                --------------------------
                                                                                                     $ 106.3       $ 63.2
                                                                                                ==========================

                             Verizon Florida Inc.


                                                                                          Years ended December 31
                                                                                  ----------------------------------------
(Dollars in Millions)                                                                    2000          1999          1998
--------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                                                $135.3        $131.7        $102.8
  Interest, net of amounts capitalized                                                  148.2         134.3         162.8

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                                   142.4         145.0         163.0
Capitalized interest                                                                       .6           1.2           1.8
Advertising expense                                                                      12.0           6.6           3.4

     Advertising expense includes $11.8 million in 2000, $6.5 million in 1999 and $3.3 million in 1998 allocated to us by various affiliates


11.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with GTE Communication Systems Corporation (GTE Communication Systems), Verizon Information Services Inc., Verizon Data Services Inc., Verizon Services Corp. (Verizon Services), GTE Funding, GTE and various other affiliates.

     GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair services to us. We record these purchases and services at the lower of cost, including a return realized by GTE Communication Systems.

     We have an agreement to provide subscriber lists, billing and collection and other services to Verizon Information Services Inc. (Directories). Effective in 2000, the directory publishing agreement was revised (see Note 1 - Directory Publishing Revenues). Directories bills us for printing and other costs associated with regulatory requirements included in the telephone directories, including the cost of any Extended Area Service sections in the directories. Directories also bills us for any advertising we place in the telephone directories.

     Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us. We are charged for these affiliated transactions based on proportional cost allocation methodologies.

     The services provided by Verizon Services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Cost may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

     Our subsidiary, GTE Funding, provides short-term financing, investing and cash management services to us and six other of Verizon Communications' domestic telephone operating subsidiaries. As of December 31, 2000, GTE Funding owes $12.1 million related to short-term financing activities provided on behalf of Verizon Southwest (SW). In 1999, we also obtained short-term financing through advances from an affiliated company, GTE. (See Notes 5 and 13).

     In December 2000, we transferred our advanced data assets, with a net book value of approximately $4 million, for a 1.56% indirect ownership interest in Verizon Advanced Data Inc. (VADI). VADI is an affiliated company which provides new exchange access services. In connection with our investment, we record equity income/(losses).

                             Verizon Florida Inc.

     Transactions with affiliates are summarized as follows:

                                                                                      Years ended December 31
                                                                             -------------------------------------------
(Dollars in Millions)                                                                 2000           1999          1998
------------------------------------------------------------------------------------------------------------------------
Operating revenues:
  Verizon Information Services Inc.                                                   $ .5         $101.9        $104.7
                                                                             --------------------------------------------

Operating expenses:
   GTE Communication Systems                                                          38.7           43.9          42.1
   Verizon Information Services Inc.                                                  23.2           18.3          14.9
   Verizon Data Services Inc.                                                         42.4           37.4          52.8
   Verizon Services                                                                  154.0          100.2         125.0
                                                                             --------------------------------------------
                                                                                     258.3          199.8         234.8
                                                                             -------------------------------------------
Other income:
   Interest income from affiliates                                                    72.0           83.7          79.3
   Interest income from parent, GTE                                                     .5             .1          20.4
   Equity loss from VADI                                                               (.3)            --            --
                                                                             -------------------------------------------
                                                                                      72.2           83.8          99.7
                                                                             -------------------------------------------
Interest expense:
   Interest expense to affiliates                                                     26.4           13.7           1.0
   Interest expense to parent, GTE                                                      .3             .1           5.4
                                                                             -------------------------------------------
                                                                                      26.7           13.8           6.4
                                                                             -------------------------------------------
Dividends to parent, GTE:
   Dividends declared                                                                110.2          220.1         154.9
   Dividend declared in connection with merger                                       117.7             --            --
                                                                             -------------------------------------------
                                                                                     227.9          220.1         154.9
                                                                             -------------------------------------------
Capital contribution from parent in connection with merger                           117.7             --            --
                                                                             -------------------------------------------
Plant, property and equipment:
   Purchases from GTE Communication Systems                                           75.0           52.5          77.8
                                                                             -------------------------------------------

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 2000 and 1999 as Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

     On February 1, 2001, we declared and paid a dividend in the amount of $40.0 million to our parent, GTE.


12.  COMMITMENTS AND CONTINGENCIES

     Various legal actions and regulatory proceedings are pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but could have a material effect on our results of operations.

     Several state and federal matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

     Federal regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                             Verizon Florida Inc.

13.  SEGMENT INFORMATION

     We have two reportable segments, Telephone Operations and GTE Funding (see
Note 1 for a description of these businesses).

     GTE Funding has no reportable net income. Its interest expense is approximately equal to the interest income received on affiliate notes between GTE Funding and the various domestic telephone operating subsidiaries.

     Accounting policies of the segments, as applicable, are the same as those described in Note 1 ("Description of Business and Summary of Significant Accounting Policies").

     Segment results for the years ended or at December 31 were as follows:


(Dollars in Millions)                                                             2000              1999
---------------------------------------------------------------------------------------------------------
Telephone Operations:
Total external revenues                                                       $1,670.3          $1,701.5
   Operating income                                                              345.1             516.7
   Depreciation and amortization                                                 370.9             358.0
   Interest expense                                                               71.1              69.9
   Interest income                                                                  .5                .4
   Capital expenditures                                                          396.7             316.1
   Total assets                                                                2,881.5           2,694.2
                                                                      -----------------------------------

GTE Funding:
   Operating loss                                                               $ (1.1)            $  --
   Interest expense                                                               80.1              83.8
   Interest income                                                                81.2              83.8
   Total assets (a)                                                              132.7           1,732.3
                                                                      ----------------- -----------------

Consolidated Revenues                                                         $1,670.3          $1,701.5
Consolidated Operating Income                                                    344.0             516.7
Consolidated Assets                                                            3,891.8           4,254.5

(a) Assets consist primarily of cash and cash equivalents and notes receivable from affiliates.

                             Verizon Florida Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                              (Dollars in Millions)


                                                                  Additions
                                                      ----------------------------------
                                         Balance at                          Charged to
                                       Beginning of        Charged to    Other Accounts   Deductions         Balance at End
Description                                  Period          Expenses           Note(a)      Note(b)              of Period
----------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 2000                                      $34.0             $28.8             $30.9             $66.0             $27.7

Year 1999                                      $33.1             $38.5              $6.7             $44.3             $34.0

Year 1998                                      $30.2             $39.9             $12.9             $49.9             $33.1

Merger-Related Costs:

Year 2000                                       $ --             $47.2              $ --             $25.2             $22.0

(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b)  Amounts written off as uncollectible, utilized, or paid.

                             Verizon Florida Inc.

                                EXHIBIT INDEX

                  Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

         3.1 Amended Articles of Incorporation. (Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-3090.)

         3.2 Amended Bylaws. (Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-3090.)

         3.3 Amended Articles of Incorporation. (Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-3090.)

         4.1 Indenture dated as of November 1, 1993 between GTE Florida Incorporated and NationsBank of Georgia, National Association, as Trustee. (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-50711.)

         4.2 First Supplemental Indenture dated as of January 1, 1998 between GTE Florida Incorporated and The Bank of New York, as Trustee (as successor trustee to NationsBank of Georgia, National Association). (Exhibit 4.2 of the Company's Registration Statement on Form S-3, File No. 333-43507, as amended.)

         23.1   Consent of Independent Auditors.

         23.2   Consent of Independent Public Accountants.