Form 10-Q
period 2001-03-31
VERIZON FLORIDA INC
filed 2001-05-15
CIK 40865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ______________________

                                   FORM 10-Q
                            ______________________


        (Mark one)
            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2001

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


        1095 Avenue of the Americas, Room 3868, New York, New York 10036


                         Telephone Number (212) 395-2121


       Former Address: 1255 Corporate Drive, SVC04C08, Irving, Texas 75038

                            ______________________

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                              Verizon Florida Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                          Three Months Ended March 31,
                                                                              -------------------------------------------------
(Dollars in Millions) (Unaudited)                                                          2001                     2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $.2 and $0 from affiliates)                                                 $436.6                   $407.1
                                                                                -----------------------------------------------

OPERATING EXPENSES
Operations and support (including $44.8 and $51.6 to affiliates)                            226.0                    223.0
Depreciation and amortization                                                                81.2                     90.8
                                                                                -----------------------------------------------
                                                                                            307.2                    313.8
                                                                                -----------------------------------------------

OPERATING INCOME                                                                            129.4                     93.3

OTHER INCOME AND (EXPENSE), NET
    (including $14.2 and $22.6 from affiliate)                                               14.2                     22.9

INTEREST EXPENSE
    (including $24.0 and $48.0 to affiliate)                                                 33.6                     40.2
                                                                                -----------------------------------------------

Income before provision for income taxes                                                    110.0                     76.0

PROVISION FOR INCOME TAXES                                                                   43.7                     29.5
                                                                                -----------------------------------------------

NET INCOME                                                                                 $ 66.3                   $ 46.5
                                                                                ===============================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Florida Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


(Dollars in Millions) (Unaudited)                                                      March 31, 2001        December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                           $   80.5                $   71.9
Short-term investments                                                                             48.4                    54.2
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $29.0 and $27.7                      302.2                   289.9
    Affiliates                                                                                     34.3                    27.7
Notes receivable from affiliates                                                                1,189.1                   884.7
Material and supplies                                                                              26.1                    19.8
Prepaid expenses                                                                                    6.5                    52.4
Deferred income taxes                                                                              12.1                    10.6
Other                                                                                              48.9                    33.5
                                                                                   ----------------------------------------------
                                                                                                1,748.1                 1,444.7
                                                                                   ----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                   5,081.2                 4,998.6
Less accumulated depreciation                                                                   3,152.9                 3,077.3
                                                                                   ----------------------------------------------
                                                                                                1,928.3                 1,921.3
                                                                                   ----------------------------------------------

PREPAID PENSION ASSET                                                                             408.0                   398.8
                                                                                   ----------------------------------------------

OTHER ASSETS                                                                                      107.5                   127.0
                                                                                   ----------------------------------------------

TOTAL ASSETS                                                                                   $4,191.9                $3,891.8
                                                                                   ==============================================

           See Notes to Condensed Consolidated Financial Statements.

                             Verizon Florida Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Millions) (Unaudited)                                                        March 31, 2001    December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                   $1,409.2               $1,173.3
    Other                                                                                            2.2                    2.2
Accounts payable and accrued liabilities:
    Affiliates                                                                                      71.4                   85.0
    Other                                                                                          184.9                  159.3
Other liabilities                                                                                  132.3                  106.3
                                                                                    ---------------------------------------------
                                                                                                 1,800.0                1,526.1
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     890.0                  890.0
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       264.6                  247.5
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              264.2                  263.9
Other                                                                                               84.9                  102.5
                                                                                    ---------------------------------------------
                                                                                                   349.1                  366.4
                                                                                    ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock $25 par value per share                                                               585.0                  585.0
  Authorized shares:   50,000,000
  Outstanding shares:  23,400,000
Contributed capital                                                                                176.0                  175.9
Reinvested earnings                                                                                127.2                  100.9
                                                                                    ---------------------------------------------
                                                                                                   888.2                  861.8
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $4,191.9               $3,891.8
                                                                                    =============================================

           See Notes to Condensed Consolidated Financial Statements.

                             Verizon Florida Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended March 31,
                                                                                    -------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                  2000
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 199.0                $ 162.0
                                                                                    -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                             5.8                    ---
Capital expenditures                                                                           (92.5)                 (85.0)
Net change in notes receivable from affiliate                                                 (304.4)                 512.7
Other, net                                                                                       4.7                    (.1)
                                                                                    -------------------------------------------
Net cash (used in)/provided by investing activities                                           (386.4)                 427.6
                                                                                    -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock retired, including premiums paid on early retirement                             ---                  (22.0)
Decrease in short-term obligations, excluding current maturities                                 ---                 (530.2)
Net change in note payable to affiliate                                                        236.0                   17.0
Dividend paid                                                                                  (40.0)                 (64.4)
                                                                                    -------------------------------------------
Net cash provided by/(used in) financing activities                                            196.0                 (599.6)
                                                                                    -------------------------------------------

NET CHANGE IN CASH                                                                               8.6                  (10.0)

CASH, BEGINNING OF PERIOD                                                                       71.9                  127.6
                                                                                    -------------------------------------------

CASH, END OF PERIOD                                                                          $  80.5                $ 117.6
                                                                                    ===========================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon Florida Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon Florida Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Our results of operations for the three months ended March 31, 2000 include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic Corporation and GTE on June 30, 2000. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On May 1, 2001, we declared and paid a dividend in the amount of $45.0 million to GTE.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

                             Verizon Florida Inc.

6.    Shareowner's Investment

                                                                                               Contributed          Reinvested
(Dollars in Millions)                                                     Common Stock             Capital            Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                     $585.0              $175.9              $100.9
Net income                                                                                                                 66.3
Dividend declared                                                                                                         (40.0)
Other                                                                                                    .1
                                                                      ------------------ ------------------- -------------------
Balance at March 31, 2001                                                        $585.0              $176.0              $127.2
                                                                      ================== =================== ===================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

7.    Segment Information

      We have two reportable segments, Telephone Operations and GTE Funding Incorporated (GTE Funding). Telephone Operations primarily provides wireline communication services to local markets. GTE Funding provides short-term financing and investment vehicles and cash management services for our Company and six other GTE domestic telephone operating subsidiaries. Each subsidiary is contractually obligated to repay all amounts borrowed from GTE Funding.

      GTE Funding has no reportable net income. Its interest expense is approximately equal to the interest income received on affiliate notes between GTE Funding and the various domestic telephone operating subsidiaries.

      Accounting policies of the segments, as applicable, are the same as those referred to in Note 1 ("Basis of Presentation").

      Segment results for the three months ended March 31, 2001 and 2000 and balance sheet results as of March 31, 2001 and December 31, 2000 were as follows:



(Dollars in Millions)                                                                                2001              2000
----------------------------------------------------------------------------------------------------------------------------
Telephone Operations:
Total external revenues                                                                         $  436.6           $  407.1
   Operating income                                                                                129.4               93.6
   Depreciation and amortization                                                                    81.2               90.8
   Interest expense                                                                                 17.6               17.6
   Interest income                                                                                  --                 --
   Capital expenditures                                                                             92.5               85.0
   Total assets                                                                                  2,921.9            2,610.6
                                                                                         -----------------------------------

GTE Funding:
   Operating loss                                                                               $     --           $    (.3)
   Interest expense                                                                                 18.9               24.9
   Interest income                                                                                  18.9               25.2
   Total assets (a)                                                                              1,480.4            1,125.6
                                                                                         -----------------------------------

Consolidated Revenues                                                                           $  436.6           $  407.1
Consolidated Operating Income                                                                      129.4               93.3
Consolidated Assets                                                                              4,191.9            3,891.8

(a) Assets consist primarily of cash and cash equivalents and notes receivable from affiliates.

                             Verizon Florida Inc.

8.    Commitments and Contingencies

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

      Federal regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                             Verizon Florida Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $66.3 million for the three month period ended March 31, 2001, compared to net income of $46.5 million for the same period in 2000. Our results were affected by merger-related costs recorded in the first quarter of 2001, as described below.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $3.1 million in the first quarter of 2001 (including $.5 million allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      These costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.

OPERATING REVENUE STATISTICS
----------------------------

                                                                             2001                  2000             % Change
-------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)
   Residence                                                                  1,728                1,713                0.9%
   Business                                                                     738                  741                (.4)
   Public                                                                        20                   22               (9.1)
                                                                  ------------------------------------------
                                                                              2,486                2,476                 .4
                                                                  ==========================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs  (in millions)                         3,011                3,057               (1.5)
                                                                  ==========================================

                             Verizon Florida Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                                                               Three Months Ended March 31,
                                                                                      -----------------------------------------
                                                                                                    2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                    $221.4               $212.4
Network access services                                                                            169.6                151.4
Long distance services                                                                               7.1                  7.7
Other services                                                                                      38.5                 35.6
                                                                                      -----------------------------------------
Total                                                                                             $436.6               $407.1
                                                                                      =========================================


LOCAL SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $9.0         4.2%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Growth in local service revenues was driven primarily by revenues received from competitive local exchange carriers for interconnection of their networks with our network.


NETWORK ACCESS SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $18.2        12.0%
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

      The growth in network access revenues was mainly attributable to increased demand for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services. To a lesser extent, the effect of a regulatory matter in 2000 also contributed to the increase in revenues.

      Volume-related growth was partially offset by mandated price reductions on certain interstate access services and other regulatory decisions. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.

                             Verizon Florida Inc.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(.6)         (7.8)%
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

      The decline in long distance revenues was principally caused by the competitive effects of other providers of long distance services.


OTHER SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $2.9         8.1%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Growth in other service revenues was driven primarily by higher billing and collection revenues and growth in contract ordering.


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $3.0         1.3%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp., rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      Operations and support expenses increased primarily due to the effect of a pre-tax gain recorded in the first quarter of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees. Higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network, merger-related transition costs recorded in the first quarter of 2001, and salary and wage increases for management and non-management employees also contributed to higher operating expenses, but to a lesser extent.

      These increases were partially offset by lower costs for pension and benefits and materials and supplies, as well as the effect of lower work force levels. The first quarter of 2001 also reflects a reduction in directory publishing expenses allocated from an affiliate.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

                             Verizon Florida Inc.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(9.6)      (10.6)%
--------------------------------------------------------------------------------

      Depreciation and amortization expense decreased primarily as a result of lower rates of depreciation. The decrease was partially offset by growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs.


OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(8.7)      (38.0)%
--------------------------------------------------------------------------------

      The change in other income and (expense), net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data, Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At March 31, 2001, our ownership in VADI was 1.56%.


INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(6.6)      (16.4)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first quarter of 2001, compared to the same period in 2000, primarily due to lower levels of average borrowings.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      39.7%
--------------------------------------------------------------------------------
      2000                                                      38.8%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

                             Verizon Florida Inc.

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                             Verizon Florida Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Verizon Florida Inc.




Date:  May 15, 2001                    By  /s/ Edwin F. Hall
                                          --------------------------------
                                               Edwin F. Hall
                                               Controller



        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.