Form 10-Q
period 2001-06-30
VERIZON FLORIDA INC
filed 2001-08-14
CIK 40865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


                              ---------------------



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

                              Verizon Florida Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                           ----------------------------------------------------------------------
  (Dollars in Millions) (Unaudited)                                    2001              2000               2001            2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $.2, $.3, $.3 and $.3 from affiliates)                 $431.9              $411.3           $868.5          $818.4
                                                           ----------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $46.6, $47.2, $91.4 and
  $98.8 to affiliates)                                                238.3               240.2            464.3           463.2
Depreciation and amortization                                          83.6                92.2            164.8           183.0
                                                           ----------------------------------------------------------------------
                                                                      321.9               332.4            629.1           646.2
                                                           ----------------------------------------------------------------------

OPERATING INCOME                                                      110.0                78.9            239.4           172.2

OTHER INCOME, NET
  (including $12.6, $19.6, $26.8 and $42.1 from affiliates)            12.6                19.6             26.8            42.5

INTEREST EXPENSE
  (including $19.4, $.1, $43.4 and $.2 to affiliates)                  34.8                37.4             68.4            77.5
                                                           ----------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                               87.8                61.1            197.8           137.2

PROVISION FOR INCOME TAXES                                             35.7                28.8             79.4            58.4
                                                           ----------------------------------------------------------------------
NET INCOME                                                           $ 52.1              $ 32.3           $118.4          $ 78.8
                                                           ======================================================================

            See Notes to Condensed Consolidated Financial Statements.

                              Verizon Florida Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

(Dollars in Millions)                                                                     June 30, 2001       December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT ASSETS
Cash                                                                                           $   81.9                $   71.9
Short-term investments                                                                             28.2                    54.2
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $31.4 and $27.7                      290.3                   289.9
    Affiliates                                                                                     35.6                    27.7
Notes receivable from affiliates                                                                1,313.8                   884.7
Material and supplies                                                                              30.0                    19.8
Prepaid expenses                                                                                    6.0                    52.4
Deferred income taxes                                                                              13.6                    10.6
Other                                                                                              50.4                    33.5
                                                                                   ----------------------------------------------
                                                                                                1,849.8                 1,444.7
                                                                                   ----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                   5,165.6                 4,998.6
Less accumulated depreciation                                                                   3,215.6                 3,077.3
                                                                                   ----------------------------------------------
                                                                                                1,950.0                 1,921.3
                                                                                   ----------------------------------------------

PREPAID PENSION ASSET                                                                             417.4                   398.8
                                                                                   ----------------------------------------------

OTHER ASSETS                                                                                      103.8                   127.0
                                                                                   ----------------------------------------------

TOTAL ASSETS                                                                                   $4,321.0                $3,891.8
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

            See Notes to Condensed Consolidated Financial Statements.

                              Verizon Florida Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                      June 30, 2001      December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                   $1,528.8               $1,173.3
    Other                                                                                            2.2                    2.2
Accounts payable and accrued liabilities:
    Affiliates                                                                                      81.6                   85.0
    Other                                                                                          167.1                  159.3
Other liabilities                                                                                  138.6                  106.3
                                                                                    --------------------------------------------
                                                                                                 1,918.3                1,526.1
                                                                                    --------------------------------------------

LONG-TERM DEBT                                                                                     890.1                  890.0
                                                                                    --------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       267.6                  247.5
                                                                                    --------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              264.0                  263.9
Other                                                                                               85.8                  102.5
                                                                                    --------------------------------------------
                                                                                                   349.8                  366.4
                                                                                    --------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock $25 par value per share                                                               585.0                  585.0
  Authorized shares:   50,000,000
  Outstanding shares:  23,400,000
Contributed capital                                                                                176.0                  175.9
Reinvested earnings                                                                                134.2                  100.9
                                                                                    --------------------------------------------
                                                                                                   895.2                  861.8
                                                                                    --------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $4,321.0               $3,891.8
                                                                                    ============================================


            See Notes to Condensed Consolidated Financial Statements.

                              Verizon Florida Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six Months Ended June 30,
                                                                                  ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                               2001                   2000
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 335.1              $   414.4
                                                                                  ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                            26.0                    ---
Capital expenditures                                                                          (198.3)                (177.9)
Net change in notes receivable from affiliate                                                 (429.1)               1,032.0
Other, net                                                                                       5.8                    (.1)
                                                                                  ---------------------------------------------
Net cash (used in)/provided by investing activities                                           (595.6)                 854.0
                                                                                  ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock retired, including premiums paid on early retirement                             ---                  (21.9)
Decrease in short-term obligations, excluding current maturities                                 ---               (1,569.9)
Net change in note payable to affiliate                                                        355.5                  416.7
Dividends paid                                                                                 (85.0)                (127.4)
                                                                                  ---------------------------------------------
Net cash provided by/(used in) financing activities                                            270.5               (1,302.5)
                                                                                  ---------------------------------------------

NET CHANGE IN CASH                                                                              10.0                  (34.1)

CASH, BEGINNING OF PERIOD                                                                       71.9                  127.6
                                                                                  ---------------------------------------------

CASH, END OF PERIOD                                                                          $  81.9              $    93.5
                                                                                  =============================================

            See Notes to Condensed Consolidated Financial Statements.

                              Verizon Florida Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon Florida Inc. is a wholly owned subsidiary of GTE Corporation
(GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

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

4.    Dividend

      On August 1, 2001, we declared and paid a dividend in the amount of $45.0 million to GTE.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

6.    Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

       SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial

                              Verizon Florida Inc.

recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

       SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

7.     Merger Charges

       In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $29.0 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $18.2 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

       In addition, we recorded pre-tax merger-related transition costs of $8.9 million in the first six months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $13.7 million. Transition costs are expensed as incurred.

       Results of operations for the first six months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $3.5 million for the six month period ended June 30, 2000.

8.     Shareowner's Investment

                                                                       Contributed           Reinvested
(Dollars in Millions)                             Common Stock             Capital             Earnings
--------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                            $585.0              $175.9               $100.9
Net income                                                                                        118.4
Dividends declared                                                                                (85.0)
Other                                                                           .1                  (.1)
                                              ----------------------------------------------------------
Balance at June 30, 2001                                $585.0              $176.0               $134.2
                                              ==========================================================

       Net income and comprehensive income were the same for the six months ended June 30, 2001 and 2000.

9.     Segment Information

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

       Accounting policies of the segments, as applicable, are the same as those referred to in Note 1 ("Basis of Presentation").

       Segment results for the six months ended June 30, 2001 and 2000 and balance sheet results as of June 30, 2001 and December 31, 2000 were as follows:

                              Verizon Florida Inc.

(Dollars in Millions)                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------------------
Telephone Operations:
Total external revenues                                                                         $  868.5            $   818.4
   Operating income                                                                                239.8                172.9
   Depreciation and amortization                                                                   164.8                183.0
   Interest expense                                                                                 36.6                 35.7
   Interest income                                                                                    .4                   --
   Capital expenditures                                                                            198.3                177.9
   Total assets                                                                                  2,902.5              2,881.5
                                                                                         -------------------------------------

GTE Funding:
   Operating loss                                                                               $    (.4)           $     (.7)
   Interest expense                                                                                 36.7                 46.3
   Interest income                                                                                  37.1                 47.0
   Total assets (a)                                                                              1,541.7                132.7
                                                                                         -------------------------------------

Consolidated Revenues                                                                           $  868.5            $   818.4
Consolidated Operating Income                                                                      239.4                172.2
Consolidated Assets                                                                              4,321.0              3,891.8

(a) Assets consist primarily of cash and cash equivalents and notes receivable from affiliates.

10.   Commitments and Contingencies

      Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

      Several regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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


RESULTS OF OPERATIONS
---------------------

      We reported net income of $118.4 million for the six month period ended June 30, 2001, compared to net income of $78.8 million for the same period in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

      The following table shows how special items are reflected in our consolidated statements of income for each period:

                                                                                            (Dollars in Millions)
Six Months Ended June 30,                                                               2001               2000
-----------------------------------------------------------------------------------------------------------------
Operating Revenues
   Other charges and special items                                                    $ ---             $ 1.5
   Regulatory contingency                                                               ---               1.0
                                                                            -------------------------------------
                                                                                        ---               2.5
                                                                            -------------------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                     ---              18.2
  Bell Atlantic-GTE merger severance costs                                              ---              29.0
  Bell Atlantic-GTE merger transition costs                                             8.9               ---
  Other charges and special items                                                       ---               5.5
                                                                            -------------------------------------
                                                                                        8.9              52.7
                                                                            -------------------------------------
Depreciation and Amortization Expenses
   Bell Atlantic-GTE merger accounting conformity adjustments                           ---              (3.5)
                                                                            -------------------------------------

Interest Expense
   Regulatory contingency                                                               ---                .3
                                                                            -------------------------------------
Net impact on pre-tax income                                                          $ 8.9             $52.0
                                                                            =====================================

      What follows is a further explanation of the nature of these special items.

Merger Charges

       In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $29.0 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $18.2 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

      In addition, we recorded pre-tax merger-related transition costs of $8.9 million in the first six months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred.

      Results of operations for the first six months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $3.5 million for the six month period ended June 30, 2000.

                              Verizon Florida Inc.

Other Charges and Special Items

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

      These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)


Six Months Ended June 30,                                    2001                 2000
---------------------------------------------------------------------------------------
Local services                                             $446.6               $427.5
Network access services                                     331.8                304.1
Long distance services                                       14.0                 15.4
Other services                                               76.1                 71.4
                                                -----------------------------------------
Total                                                      $868.5               $818.4
                                                =========================================

LOCAL SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                          $19.1          4.5%
--------------------------------------------------------------------------------

       Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Growth in local service revenues was driven primarily by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements and by solid demand for our value-added services as a result of new packaging of services.


NETWORK ACCESS SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                          $27.7          9.1%
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

      The increase in network access revenues was mainly attributable to increased demand for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

                              Verizon Florida Inc.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(1.4)        (9.1)%
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


OTHER SERVICES

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Six Months                                          $4.7          6.6%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for non-publication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      The growth in other service revenues was primarily attributable to increased sales and services to affiliates.


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Six Months                                          $1.1           .2%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from affiliates, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      Operations and support expenses increased primarily due to the effect of pre-tax gains recorded in the first half of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees. Higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks also contributed to higher operating expenses in the first half of 2001.

      These cost increases were substantially offset by the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operating costs have also decreased due to business integration activities and declining work force levels.

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

                              Verizon Florida Inc.

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


DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(18.2)       (9.9)%
--------------------------------------------------------------------------------

      Depreciation and amortization expense decreased primarily as a result of lower rates of depreciation. The decrease was partially offset by growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.


OTHER INCOME, NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(15.7)      (36.9)%
--------------------------------------------------------------------------------

      The change in other income, net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data, Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At June 30, 2001, our ownership in VADI was 1.56%.


INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(9.1)      (11.7)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first six months of 2001, compared to the same period in 2000, primarily due to lower levels of average borrowings.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2001                                                      40.1%
--------------------------------------------------------------------------------
      2000                                                      42.6%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was lower for the six months ended June 30, 2001, compared to the same period in 2000, primarily due to a decrease in non-recurring income tax expense. This factor was partially offset by the effect of equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

                              Verizon Florida Inc.

OTHER MATTERS
-------------
Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

       SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

       SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                              Verizon Florida Inc.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

                              Verizon Florida Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Verizon Florida Inc.



Date:  August 13, 2001                       By  /s/ Edwin F. Hall
                                                -----------------------
                                                     Edwin F. Hall
                                                     Controller


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.