Form 10-Q
period 2002-09-30
VERIZON FLORIDA INC
filed 2002-11-13
CIK 40865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-3090

VERIZON FLORIDA INC.

A Florida Corporation	I.R.S. Employer Identification No. 59-0397520

1095 Avenue of the Americas, Room 3868, New York, New York 10036

Telephone Number (212) 395-2121

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒         No  ☐

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

VERIZON FLORIDA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001	2002	2001
OPERATING REVENUES (including $27.9, $32.5, $69.1 and $84.3 from affiliates)	$399.1	$415.7	$1,201.5	$1,284.2

Operations and support expense (exclusive of items shown below) (including $75.1, $62.8, $214.1 and $175.0 to affiliates)	255.9	228.8	700.1	693.1
Depreciation and amortization	80.4	85.4	246.9	250.2

	336.3	314.2	947.0	943.3

OPERATING INCOME	62.8	101.5	254.5	340.9
OTHER INCOME, NET (including $13.6, $12.0, $33.0 and $38.8 from affiliates)	13.6	12.0	33.4	38.8
INTEREST EXPENSE (including $14.3, $12.7, $32.7 and $56.1 to affiliates)	31.2	31.5	84.0	99.9

INCOME BEFORE PROVISION FOR INCOME TAXES	45.2	82.0	203.9	279.8
PROVISION FOR INCOME TAXES	16.2	32.9	77.5	112.3

NET INCOME	$29.0	$49.1	$126.4	$167.5

See Notes to Condensed Consolidated Financial Statements.

VERIZON FLORIDA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$69.0	$89.6
Short-term investments	1.7	65.8
Notes receivable from affiliates	1,268.8	1,628.3
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $53.4 and $27.0	207.4	272.0
Affiliates	51.1	41.5
Material and supplies	24.1	22.4
Prepaid expenses	20.5	18.4
Deferred income taxes	9.5	—
Other	49.7	48.1

	1,701.8	2,186.1

PLANT, PROPERTY AND EQUIPMENT	5,340.1	5,271.7
Less accumulated depreciation	3,327.4	3,241.8

	2,012.7	2,029.9

PREPAID PENSION ASSET	440.2	431.8

OTHER ASSETS	109.2	100.9

TOTAL ASSETS	$4,263.9	$4,748.7

See Notes to Condensed Consolidated Financial Statements.

VERIZON FLORIDA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amount)	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREOWNER’S INVESTMENT
CURRENT LIABILITIES
Debt maturing within one year:
Notes payable to affiliates	$1,390.2	$1,778.5
Other	200.0	200.0
Accounts payable and accrued liabilities:
Affiliates	89.1	136.5
Other	135.2	202.7
Other liabilities	175.3	166.6

	1,989.8	2,484.3

LONG-TERM DEBT	690.3	690.1

EMPLOYEE BENEFIT OBLIGATIONS	281.9	276.4

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	312.3	279.3
Other	99.9	94.3

	412.2	373.6

SHAREOWNER’S INVESTMENT
Common stock (one share, without par value, at September 30, 2002; $25 par value, authorized 50,000,000 shares, outstanding 23,400,000 shares at December 31, 2001)	585.0	585.0
Contributed capital	191.2	191.2
Reinvested earnings	113.5	148.1

	889.7	924.3

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$4,263.9	$4,748.7

See Notes to Condensed Consolidated Financial Statements.

VERIZON FLORIDA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$319.0	$500.0

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments	64.1	42.7
Capital expenditures	(214.0)	(260.8)
Change in notes receivable from affiliates	359.5	(387.2)
Other, net	.1	.5

Net cash (used in)/provided by investing activities	209.7	(604.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable to affiliates	(388.3)	246.2
Principal repayments of capital lease obligations	—	(1.2)
Dividends paid	(161.0)	(130.0)

Net cash (used in)/provided by financing activities	(549.3)	115.0

NET CHANGE IN CASH	(20.6)	10.2
CASH, BEGINNING OF PERIOD	89.6	71.9

CASH, END OF PERIOD	$69.0	$82.1

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

We have reclassified certain amounts from prior year’s data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or other intangible assets at December 31, 2001 and 2000.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.    Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

VERIZON FLORIDA INC.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB No. 30 are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

On November 1, 2002, we declared and paid a dividend in the amount of $59.0 million to GTE.

5.    GTE Funding Incorporated

GTE Funding Incorporated (GTE Funding), a wholly owned subsidiary of Verizon Florida, provides short-term financing, investment vehicles and cash management services for us and six other of Verizon Communications’ domestic operating telephone companies. From time to time, depending on the operating needs of each of those affiliates, GTE Funding may have a note receivable or note payable balance with an affiliate. The Financial Services Agreements between GTE Funding and the affiliates specify that the affiliates are permitted to borrow or advance short-term funds on a day-to day (demand note) basis to finance their ordinary business and capital requirements. Since these borrowings and advances are based on a variable interest rate and demand note basis the carrying value of the notes approximates its fair market value.

In addition, GTE Funding has a contractual agreement with an affiliated company, Verizon Network Funding Corporation (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of some Verizon Communications’ network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

The following table provides additional information related to our carrying values by affiliated company:

	Notes Receivable from Affiliates		Notes Payable to Affiliates
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
	(Dollars in Millions)
Verizon California Inc.	$708.8	$720.1	$—	$—
Verizon North Inc.	197.0	244.8	—	—
Verizon Northwest Inc.	197.1	286.7	—	—
Verizon South Inc.	—	—	855.0	274.6
GTE Southwest Incorporated	165.9	105.3	—	—
GTE Midwest Incorporated	—	271.4	306.4	—
VNFC	—	—	228.8	1,503.9

Total	$1,268.8	$1,628.3	$1,390.2	$1,778.5

VERIZON FLORIDA INC.

6.    Shareowner’s Investment

	Common Stock	Contributed Capital	Reinvested Earnings
	(Dollars in Millions)
Balance at December 31, 2001	$585.0	$191.2	$148.1
Net income			126.4
Dividends declared to GTE			(161.0)

Balance at September 30, 2002	$585.0	$191.2	$113.5

Net income and comprehensive income were the same for the nine months ended September 30, 2002 and 2001.

On August 12, 2002, pursuant to an amendment to our Restated Articles of Incorporation, we exchanged all of our issued and outstanding shares of Common Stock, $25 par value, for one share of Common Stock, without par value.

7.    Segment Information

We have two reportable segments, Telephone Operations and GTE Funding. Telephone Operations primarily provides wireline communication services to local markets. GTE Funding’s operations are described in Note 5.

GTE Funding has no reportable net income. Its interest expense is approximately equal to the interest income received on affiliate notes between GTE Funding and the various domestic telephone operating subsidiaries.

Accounting policies of the segments, as applicable, are the same as those referred to in Note 1 (“Basis of Presentation”).

Segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in Millions)
Telephone Operations:
Total external revenues	$399.1	$415.7	$1,201.5	$1,284.2
Operating income	62.9	101.9	254.6	341.7
Depreciation and amortization	80.4	85.4	246.9	250.2
Interest expense	17.7	17.6	51.2	54.2
Interest income	—	.1	.1	.5
Capital expenditures	58.3	62.5	214.0	260.8

GTE Funding:
Operating loss	$(.1)	$(.4)	$(.1)	$(.8)
Interest expense	14.0	15.1	33.7	51.8
Interest income	14.1	15.5	33.8	52.6

Consolidated Revenues	$399.1	$415.7	$1,201.5	$1,284.2
Consolidated Operating Income	62.8	101.5	254.5	340.9

			September 30, 2002	December 31, 2001
Assets:
Telephone Operations			$2,919.7	$3,029.5
GTE Funding (a)			1,396.8	1,787.1

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

Regulatory conditions to the Bell Atlantic – GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

9.    Investment in Verizon Ventures III Inc.

In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission’s (FCC) approval of the Bell Atlantic – GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

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

10.    Employee Severance and Other

In connection with the Bell Atlantic – GTE merger on June 30, 2000, we incurred charges associated with employee severance of $29.0 million. These costs, as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The severances in connection with the Bell Atlantic – GTE merger are complete.

During the fourth quarter of 2001, we recorded a charge of $6.1 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $3.3 million in accordance with SFAS No. 112 associated with employee severance. As of September 30, 2002, a total of approximately 210 management and associate employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $4.6 million, which includes future payments to employees separated as of September 30, 2002. We expect to complete the severance programs within a year of when the respective charges were recorded. During the nine months ended September 30, 2002, we recorded a pension settlement loss of $21.6 million in connection with previously announced employee separations. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached. Employee benefit costs are recorded in Operations and Support Expense in our Statement of Income.

In addition, during the second quarter of 2002, we recorded an impairment charge of $15.1 million driven by our financial statement exposure to WorldCom Inc.

VERIZON FLORIDA INC.
11.    Subsequent Event

On October 1, 2002, we issued $350.0 million of 6.125% debentures due on January 15, 2013, at a discount. Proceeds from this sale of $348.4 million were used to repay or refinance existing indebtedness and for general corporate purposes.

VERIZON FLORIDA INC.

Item 2.    Management’s Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $126.4 million for the nine month period ended September 30, 2002, compared to net income of $167.5 million for the same period in 2001. Our reported results included the following special items:

Employee Severance

During the second quarter of 2002, we recorded a charge of $3.3 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits,” associated with employee severance.

During the nine months ended September 30, 2002, we recorded a pension settlement loss of $21.6 million in connection with previously announced employee separations. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

WorldCom Inc.

During the second quarter of 2002, we recorded an impairment charge of $15.1 million driven by our financial statement exposure to WorldCom Inc. (WorldCom).

WorldCom, including its affiliates, purchases dedicated local exchange capacity from us to support its private networks and we also charge WorldCom for access to our local network. In addition, we sell local wholesale interconnection services and provide billing and collection services to WorldCom. We purchase long distance and related services from WorldCom. On July 21, 2002, WorldCom filed for Chapter 11 bankruptcy protection.

During the third quarter of 2002, we recorded revenues earned from the provision of primarily network access services to WorldCom of $23.1 million. If WorldCom terminates contracts with us for the provision of services, our operating revenues would be lower in future periods. Lower revenues as a result of canceling contracts for the provision of services could be partially offset, in some cases, by the migration of customers on the terminated facilities to us or other carriers who purchase capacity and/or interconnection services from us.

At September 30, 2002, accounts receivable from WorldCom, net of a provision for uncollectibles, was $3.9 million. We continue to closely monitor our collections on WorldCom account balances. WorldCom is current with respect to its post-bankruptcy obligations. We believe that we are adequately reserved for the potential risk of non-payment of pre-bankruptcy receivables from WorldCom.

OPERATING REVENUES
(Dollars in Millions)

	Nine Months Ended September 30,
	2002	2001
Local services	$604.7	$656.0
Network access services	486.0	499.1
Long distance services	19.8	20.8
Other services	91.0	108.3

Total	$1,201.5	$1,284.2

VERIZON FLORIDA INC.

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

2002—2001	(Decrease)
Nine Months	$(51.3)	(7.8)%

Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

Local service revenues decreased in the first nine months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services. Our switched access lines in service declined 3.3% from September 30, 2001 primarily reflecting the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. Lower billings to CLECs for interconnection of their network with our network also contributed to the decrease in local service revenues. These decreases were partially offset by an increase in rates for some local exchange services.

NETWORK ACCESS SERVICES

2002—2001	(Decrease)
Nine Months	$(13.1)	(2.6)%

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

The decrease in network access revenues in the first nine months of 2002 was mainly attributable to mandated price reductions on interstate and intrastate access services and other regulatory decisions. Network access revenues were also lower due to lower demand for switched access services due, in part, to the weakened economy and technology substitution. These factors were partially offset by higher revenues from special access services, as more customers in the business market demand high-capacity, high-speed digital services.

LONG DISTANCE SERVICES

2002—2001	(Decrease)
Nine Months	$(1.0)	(4.8)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the Florida Public Service Commission (FPSC) except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

Long distance service revenues declined in the first nine months of 2002 primarily due to the effect of competition. Technology substitution and lower access line growth, due to the slowing economy, also affected long distance service revenue growth. These decreases were partially offset by an increase in rates for some intraLATA toll services.

VERIZON FLORIDA INC.

OTHER SERVICES

2002—2001	(Decrease)
Nine Months	$(17.3)	(16.0)%

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

Other service revenues decreased in the first nine months of 2002 primarily due to lower revenues from CPE sales.

OPERATING EXPENSES
(Dollars in Millions)

OPERATIONS AND SUPPORT

2002—2001	Increase
Nine Months	$7.0	1.0%

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

The increase in operations and support expenses was mainly attributable to increased costs associated with uncollectible accounts receivable. In addition, employee costs increased slightly due to higher benefit costs, substantially offset by the effect of declining workforce levels. As described earlier, in 2002, we recorded charges of $24.9 million associated with employee severance costs and severance-related activities and a charge of $15.1 million associated with uncollectible accounts receivable from WorldCom. Pension income (excluding settlement gains and losses) was $24.4 million and $24.8 million for the nine month periods ended September 30, 2002 and 2001, respectively.

These cost increases were substantially offset by a decrease in taxes other than income and lower interconnection costs associated with reciprocal compensation arrangements.

DEPRECIATION AND AMORTIZATION

2002—2001	(Decrease)
Nine Months	$(3.3)	(1.3)%

Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

Depreciation and amortization expense decreased in the first nine months of 2002 primarily due to the effect of lower rates of depreciation. This decrease was substantially offset by growth in depreciable telephone plant.

VERIZON FLORIDA INC.

OTHER RESULTS
(Dollars in Millions)

OTHER INCOME, NET

2002—2001	(Decrease)
Nine Months	$(5.4)	(13.9)%

Other income, net includes equity income (losses), interest income and other nonoperating income and expense items. Interest income includes amounts recognized by our subsidiary, GTE Funding Incorporated (See Note 5 to the Condensed Consolidated Financial Statements). As a result of the reintegration of Verizon Ventures III Inc. (Ventures III) completed in the fourth quarter of 2001, we no longer recognized equity income (losses) from this investment (See Note 9 to the Condensed Consolidated Financial Statements).

The decrease in other income, net, was primarily attributable to a decrease in interest income on notes receivable from affiliates due to the effect of lower interest rates, partially offset by higher average receivable balances. This decrease was partially offset by the effect of equity losses recognized in 2001 from our investment in Ventures III.

INTEREST EXPENSE

2002—2001	(Decrease)
Nine Months	$(15.9)	(15.9)%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense. Interest expense includes amounts recognized by our subsidiary, GTE Funding Incorporated (See Note 5 to the Condensed Consolidated Financial Statements).

Interest expense decreased in the first nine months of 2002, as compared to the same period in 2001, primarily due to lower interest rates on short-term debt with affiliates. This decrease was partially offset by the effect of higher average levels of short-term debt with affiliates.

EFFECTIVE INCOME TAX RATES

Nine Months Ended September 30,
2002	38.0%
2001	40.1%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was lower for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits. A lower effective income tax rate for state income taxes also contributed to this decrease.

VERIZON FLORIDA INC.

OTHER MATTERS

Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

On April 27, 2001, the Federal Communications Commission (FCC) released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the justification relied upon by the FCC in its April 27, 2001 order, and remanded the order for further proceedings. It did not vacate the interim pricing rules established in that order.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002, and September 25, 2002. As a result, the FCC’s underlying order remains in effect.

Subsequent Event

On October 1, 2002, we issued $350.0 million of 6.125% debentures due on January 15, 2013, at a discount. Proceeds from this sale of $348.4 million were used to repay or refinance existing indebtedness and for general corporate purposes.

VERIZON FLORIDA INC.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)  Changes in internal controls.

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

VERIZON FLORIDA INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit Number

12 Computation of Ratio of Earnings to Fixed Charges.

(b)    Current Report on Form 8-K filed during the quarter ended September 30, 2002:

A Current Report on Form 8-K, dated September 26, 2002, was filed containing a Form of Purchase Agreement and a Form of Note to be used in connection with the offering of debt securities.

VERIZON FLORIDA INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON FLORIDA INC.

By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller
Date: November 13, 2002

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2002.

VERIZON FLORIDA INC.

CERTIFICATIONS

I, Lawrence T. Babbio, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon Florida Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lawrence T. Babbio, Jr. Lawrence T. Babbio, Jr. Chairman of the Board and Chief Executive Officer

VERIZON FLORIDA INC.

CERTIFICATIONS

I, Lawrence R. Whitman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon Florida Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lawrence R. Whitman Lawrence R. Whitman Chief Financial Officer

VERIZON FLORIDA INC.

EXHIBIT INDEX

Exhibit Number
12	Computation of Ratio of Earnings to Fixed Charges.