Form 10-Q
period 2003-03-31
VERIZON FLORIDA INC
filed 2003-05-13
CIK 40865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-3090

VERIZON FLORIDA INC.

A Florida Corporation	I.R.S. Employer Identification No. 59-0397520

1095 Avenue of the Americas, Room 3868, New York, New York 10036

Telephone Number (212) 395-2121

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Verizon Florida Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2003 and 2002	1

	Condensed Consolidated Balance Sheets
	March 31, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	9

Item 4.	Controls and Procedures	15

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Certifications		18

Exhibit Index		20

Verizon Florida Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Operating Revenues (including $27.1 and $21.2 from affiliates)	$395.6	$404.1

Operating Expenses (including $76.1 and $65.7 to affiliates)
Cost of services and sales (exclusive of items shown below)	119.2	108.0
Selling, general and administrative expense	101.4	93.6
Depreciation and amortization	81.1	83.7

Total Operating Expenses	301.7	285.3

Operating Income	93.9	118.8

Other income, net (including $4.7 and $10.2 from affiliates)	5.0	10.3

Interest expense (including $10.1 and $8.4 to affiliates)	23.9	26.7

Income before provision for income taxes and cumulative effect of change in accounting principle	75.0	102.4

Provision for income taxes	29.0	39.5

Income Before Cumulative Effect of Change In Accounting Principle	46.0	62.9

Cumulative effect of change in accounting principle, net of tax	46.0	—

Net Income	$92.0	$62.9

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollars in Millions)	March 31, 2003	December 31, 2002

	(Unaudited)

Current assets
Cash	$43.5	$40.2
Short-term investments	45.1	67.1
Notes receivable from affiliates	1,006.4	843.1
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $61.8 and $61.8	194.6	221.0
Affiliates	46.1	178.5
Material and supplies	37.9	31.9
Prepaid expenses	1.8	17.4
Deferred income taxes	13.4	10.4
Other	49.8	50.2

	1,438.6	1,459.8

Plant, property and equipment	5,386.8	5,354.3
Less accumulated depreciation	3,333.0	3,349.9

	2,053.8	2,004.4

Prepaid pension asset	453.6	449.2

Other assets	106.0	108.0

Total assets	$4,052.0	$4,021.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	March 31, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Notes payable to affiliates	$997.8	$810.9
Accounts payable and accrued liabilities:
Affiliates	84.4	313.5
Other	95.3	109.0
Other current liabilities	168.6	170.4

	1,346.1	1,403.8

Long-term debt	1,040.4	1,040.4

Employee benefit obligations	290.6	284.5

Deferred credits and other liabilities
Deferred income taxes	363.3	322.3
Other	92.5	96.1

	455.8	418.4

Shareowner’s investment
Common stock – one share, without par value	585.0	585.0
Contributed capital	191.3	191.2
Reinvested earnings	142.8	98.1

	919.1	874.3

Total liabilities and shareowner’s investment	$4,052.0	$4,021.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$60.8	$104.8

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(52.6)	(80.1)
Net change in short-term investments	22.0	21.4
Change in notes receivable from affiliates	(163.3)	(163.8)
Other, net	(.1)	.1

Net cash used in investing activities	(194.0)	(222.4)

Cash Flows from Financing Activities
Change in notes payable to affiliates	186.9	95.9
Dividends paid	(47.3)	(45.0)
Net change in outstanding checks drawn on controlled disbursement accounts	(3.1)	15.3

Net cash provided by financing activities	136.5	66.2

Net change in cash	3.3	(51.4)

Cash, beginning of period	40.2	89.6

Cash, end of period	$43.5	$38.2

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

Verizon Florida Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2002 Annual Report on Form 10-K.

We have reclassified certain amounts from prior year’s data to conform to the 2003 presentation.

2.    Adoption of New Accounting Standards

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. Prior to 2003, Verizon accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2003 is less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended March 31,
(Dollars in Millions)	2003	2002

Net income, as reported	$92.0	$62.9
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.1)	(1.0)

Pro forma net income	$91.9	$61.9

After-tax compensation expense for other stock-based compensation included in net income as reported for the three months ended March 31, 2003 and 2002 was not material.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation

Verizon Florida Inc.

expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $74.8 million ($46.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We adopted this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, reclassified the losses on the early extinguishment of debt and related tax benefits that were previously reported in our statements of income as extraordinary items to Other expense and Provision for income taxes.

3.    Dividend

On May 1, 2003, we declared and paid a dividend in the amount of $65.0 million to our parent, GTE.

4.    GTE Funding Incorporated

GTE Funding Incorporated (GTE Funding), a wholly owned subsidiary of Verizon Florida, provides short-term financing, investment vehicles and cash management services for some of Verizon’s domestic operating telephone companies, including the company. From time to time, depending on the operating needs of each of those affiliates, GTE Funding may have a note receivable or note payable balance with an affiliate. The Financial Services Agreements between GTE Funding and the affiliates specify that the affiliates are permitted to borrow or advance short-term funds on a day-to-day (demand note) basis to finance their ordinary business and capital requirements. Since these borrowings and advances are based on a variable interest rate and demand note basis, the carrying value of the notes approximates its fair market value.

In addition, GTE Funding has a contractual agreement with an affiliated company, Verizon Network Funding Corp. (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements for some of Verizon’s network services subsidiaries, including the company, and invests funds in temporary investments on their behalf.

The following table provides additional information related to our carrying values by affiliated company:

	Notes Receivable from Affiliates		Notes Payable to Affiliates
(Dollars in Millions)	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002

Verizon California Inc.	$—	$386.5	$306.2	$—
Verizon North Inc.	358.4	257.5	—	—
Verizon Northwest Inc.	—	105.0	145.8	—
Verizon South Inc.	—	—	84.9	80.6
GTE Southwest Incorporated	—	94.1	151.8	—
GTE Midwest Incorporated	—	—	309.1	307.2
VNFC	648.0	—	—	423.1

Total	$1,006.4	$843.1	$997.8	$810.9

Verizon Florida Inc.

5.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Contributed Capital	Reinvested Earnings

Balance at December 31, 2002	$585.0	$191.2	$98.1
Net income			92.0
Dividend declared			(47.3)
Other		.1

Balance at March 31, 2003	$585.0	$191.3	$142.8

Net income and comprehensive income were the same for the three months ended March 31, 2003 and 2002.

6.    Segment Information

We have two reportable segments; Florida Telephone Operations and GTE Funding. We generally account for intersegment transactions at current market prices. GTE Funding has no reportable net income. Its interest expense is approximately equal to the interest income received on affiliate notes between GTE Funding and the various domestic operating telephone companies. Accounting policies of the segments, as applicable, are the same as those referred to in Note 1 (“Basis of Presentation”).

Segment results were as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2003	2002

Florida Telephone Operations:
Total external revenues	$395.6	$404.1
Operating income	93.9	119.0
Depreciation and amortization	81.1	83.7
Interest expense	21.1	16.8
Interest income	2.2	.1
Capital expenditures	52.6	80.1

GTE Funding:
Operating loss	$—	$(.2)
Interest expense	4.7	9.9
Interest income	4.7	10.1

Consolidated Revenues	$395.6	$404.1
Consolidated Operating Income	93.9	118.8

	March 31, 2003	December 31, 2002
Assets
Florida Telephone Operations	$3,771.9	$3,476.0
GTE Funding (a)	1,052.0	1,118.0
Reconciling items (b)	(771.9)	(572.6)

Consolidated Assets	$4,052.0	$4,021.4

(a)	Assets consist primarily of cash and cash equivalents and accounts and notes receivable from affiliates.
(b)	Reconciling items consist primarily of intersegement accounts and notes receivable.

Verizon Florida Inc.

7.    Employee Severance Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” We accrue for severance benefits based on the terms of our severance plan over the estimated service periods of the employees. The accruals are also based on the historical run-rate of actual severances and expectations for future severances. From time to time, because Verizon’s severance programs are implemented across its subsidiaries, Verizon must redistribute the amount of severance liability based on actual experience at the companies.

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $6.1 million. In the second quarter of 2002, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded a special charge of $3.3 million. As of March 31, 2003, approximately 480 employees have been separated under the 2001 and 2002 severance programs. As of March 31, 2003, our severance liability was $13.3 million, which includes future payments to employees previously separated under the 2001 and 2002 severance programs. During the first quarter of 2003, the company’s severance liability was increased by $6.8 million for the redistribution of severance liabilities across Verizon’s subsidiaries and decreased by $6.2 million principally for payments. Severance costs are included in selling, general and administrative expense in our statements of income.

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

RESULTS OF OPERATIONS

We reported net income of $92.0 million for the three month period ended March 31, 2003, compared to net income of $62.9 million for the same period in 2002. Our reported results included the following special item:

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $74.8 million ($46.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Income before the cumulative effect of the change in accounting principle, decreased by $16.9 million, or 26.9% in the first quarter of 2003, compared to the first quarter of 2002, as a result of the pre-tax impact of operating revenues, operating expenses and other results as described in the following sections.

OPERATING REVENUES

(Dollars in Millions)

	Three Months Ended March 31,
	2003	2002

Local services	$195.4	$206.0
Network access services	163.1	165.4
Long distance services	6.3	6.7
Other services	30.8	26.0

Total	$395.6	$404.1

Verizon Florida Inc.

LOCAL SERVICES

2003-2002	(Decrease)

Three Months	$(10.6)	(5.1)%

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

Local service revenues declined in the first three months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 2.6% from a year ago.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Three Months	$(2.3)	(1.4)%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services, including digital subscriber lines (DSL).

The decrease in network access revenues in the first three months of 2003 was mainly attributable to declining switched minutes of use (MOUs). Switched MOUs declined by 11.0% from March 31, 2002, reflecting the impact of the soft economy and wireless substitution. This decrease was partially offset by the effect of rate changes associated with our federal price cap filings.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Three Months	$(.4)	(6.0)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the Florida Public Service Commission except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS). We also earn revenue from private line and operator services associated with long distance calls.

Long distance service revenues declined in the first three months of 2003 primarily due to the effects of competition, technology substitution and lower access line growth due to the soft economy.

Verizon Florida Inc.

OTHER SERVICES

2003-2002	Increase

Three Months	$4.8	18.5%

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

Other service revenues increased in the first three months of 2003 primarily due to an increase in revenue from affiliates for billing and collection services and higher revenues from CPE sales.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Three Months	$11.2	10.4%

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The increase in cost of services and sales in the first quarter of 2003 was mainly driven by higher pension and other post-retirement benefit expenses and higher costs allocated from affiliates associated with cost of services. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the three month period ended March 31, 2003, the company recorded pension and postretirement benefit expenses (after consideration of capitalized costs) of $6.3 million, compared to $.4 million for the same period in 2002.

These cost increases were partially offset by lower access and transport costs. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 Federal Communications Commission (FCC) order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. Services and sales cost increases in the first quarter of 2003 were also offset, in part, by our disciplined expense controls, including reduced spending for contracted services and materials and supplies. Cost of services and sales in the first quarter of 2003 was also lower due to the effect of work force reductions over the past year.

See “Other Matters – Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Verizon Florida Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	Increase

Three Months	$7.8	8.3%

Selling, general and administrative expense (SG&A) includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees, and rent for administrative space. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The increase in SG&A expense was primarily driven by higher general and administrative costs allocated from affiliates. This increase was partially offset by lower gross receipts and property taxes in the first quarter of 2003, as compared to the same period in 2002.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Three Months	$(2.6)	(3.1)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing the costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME, NET

2003-2002	(Decrease)

Three Months	$(5.3)	(51.5)%

Other income, net includes equity income (losses), interest income, gains and losses on early extinguishment of debt and other nonoperating income and expense items.

The decrease in other income, net was primarily attributable to a decrease in interest income on notes receivable from affiliates for the first three months of 2003, as compared to the same period in 2002, due to lower interest rates and lower average receivable balances.

INTEREST EXPENSE

2003-2002	(Decrease)

Three Months	$(2.8)	(10.5)%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense decreased in the first three months of 2003, over the same period in 2002, primarily due to lower interest rates. This decrease was partially offset by the effects of higher levels of long-term debt in the first three months of 2003.

Verizon Florida Inc.

EFFECTIVE INCOME TAX RATES

Three Months Ended March 31,

2003	38.6%
2002	38.6%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was unchanged for the three months ended March 31, 2003, compared to the same period in 2002.

OTHER MATTERS

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2002, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the Telecommunications Act of 1996 (the 1996 Act).

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

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 37 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in 19 additional MSAs in the former GTE territory. In addition, the FCC has found that in 22 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals. The FCC also has proceedings underway to evaluate

Verizon Florida Inc.

possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. The U.S. Supreme Court subsequently declined to review that decision.

On October 25, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order upholding the FCC’s decisions that established interim limits on the availability of combinations of UNEs known as enhanced extended links or “EELs.” EELs consist of unbundled loops and transport elements. The FCC decisions limited access to EELs to carriers that would use them to provide a significant amount of local traffic, and not just use them as substitutes for special access services.

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review, but the order has not yet been released.

Compensation for Internet Traffic

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. The U.S. Supreme Court has declined to review that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

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

Verizon Florida Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K was furnished on March 19, 2003, containing certification statements to the Securities and Exchange Commission, signed by the Chairman of the Board and Chief Executive Officer and by the Chief Financial Officer.

Verizon Florida Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Florida Inc.

Date: May 13, 2003	By	/S/ EDWIN F. HALL

Edwin F. Hall
Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ LAWRENCE T. BABBIO, JR.
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ LAWRENCE R. WHITMAN
Lawrence R. Whitman
Chief Financial Officer

Verizon Florida Inc.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.