Form 10-Q
period 2003-06-30
VERIZON FLORIDA INC
filed 2003-08-12
CIK 40865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-3090

VERIZON FLORIDA INC.

A Florida Corporation	I.R.S. Employer Identification No. 59-0397520

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

Yes  ☐    No  ☒

Verizon Florida Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income
	Three and Six Months Ended June 30, 2003 and 2002	1

	Condensed Consolidated Balance Sheets
	June 30, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	9

Item 4.	Controls and Procedures	16

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Exhibit Index		19

Verizon Florida Inc.

PART —FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $32.4, $20.0, $59.5 and $41.2 from affiliates)	$396.1	$398.3	$791.7	$802.4

Operating Expenses (including $77.9, $73.9, $154.0 and $139.6 to affiliates)
Cost of services and sales (exclusive of items shown below)	125.9	119.5	245.1	227.5
Selling, general and administrative expense	104.9	123.1	206.3	216.7
Depreciation and amortization	80.2	82.8	161.3	166.5

Total Operating Expenses	311.0	325.4	612.7	610.7

Operating Income	85.1	72.9	179.0	191.7

Other income, net (including $7.2, $9.2, $11.9 and $19.4 from affiliates)	7.2	9.5	12.2	19.8

Interest expense (including $8.2, $10.0, $18.3 and $18.4 to affiliates)	25.5	26.1	49.4	52.8

Income before provision for income taxes and cumulative effect of change in accounting principle	66.8	56.3	141.8	158.7

Provision for income taxes	25.8	21.8	54.8	61.3

Income Before Cumulative Effect of Change in Accounting Principle	41.0	34.5	87.0	97.4

Cumulative effect of change in accounting principle, net of tax	—	—	46.0	—

Net Income	$ 41.0	$34.5	$133.0	$97.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Cash	$ 21.3	$ 40.2
Short-term investments	23.2	67.1
Notes receivable from affiliates	1,065.8	843.1
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $56.4 and $61.8	199.9	221.0
Affiliates	56.7	178.5
Material and supplies	41.8	31.9
Prepaid expenses	6.2	17.4
Deferred income taxes	11.1	10.4
Other	50.0	50.2

	1,476.0	1,459.8

Plant, property and equipment	5,432.7	5,354.3
Less accumulated depreciation	3,392.6	3,349.9

	2,040.1	2,004.4

Prepaid pension asset	448.8	449.2

Other assets	105.7	108.0

Total assets	$4,070.6	$4,021.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Notes payable to affiliates	$1,018.2	$ 810.9
Accounts payable and accrued liabilities:
Affiliates	79.4	313.5
Other	114.7	109.0
Other current liabilities	166.1	170.4

	1,378.4	1,403.8

Long-term debt	1,040.5	1,040.4

Employee benefit obligations	295.1	284.5

Deferred credits and other liabilities
Deferred income taxes	365.0	322.3
Other	96.5	96.1

	461.5	418.4

Shareowner’s investment
Common stock—one share, without par value	585.0	585.0
Contributed capital	191.3	191.2
Reinvested earnings	118.8	98.1

	895.1	874.3

Total liabilities and shareowner’s investment	$4,070.6	$4,021.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$181.7	$115.4

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(115.2)	(155.7)
Net change in short-term investments	43.9	42.7
Change in notes receivable from affiliates	(222.7)	(88.6)
Other, net	1.4	.2

Net cash used in investing activities	(292.6)	(201.4)

Cash Flows from Financing Activities
Change in notes payable to affiliates	207.3	101.0
Dividends paid	(112.3)	(102.0)
Net change in outstanding checks drawn on controlled disbursement accounts	(3.0)	32.2

Net cash provided by financing activities	92.0	31.2

Net change in cash	(18.9)	(54.8)

Cash, beginning of period	40.2	89.6

Cash, end of period	$21.3	$34.8

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$41.0	$34.5	$133.0	$97.4
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.2)	(1.0)	(.3)	(2.0)

Pro forma net income	$40.8	$33.5	$132.7	$95.4

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2003 and 2002 was not material.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $74.8 million ($46.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

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

3.    Dividend

On August 1, 2003, we declared and paid a dividend in the amount of $69.0 million to our parent, GTE.

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

The following table provides additional information related to our carrying values by affiliated company:

	Notes Receivable from Affiliates		Notes Payable to Affiliates
(Dollars in Millions)	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002

Verizon California Inc.	$—	$386.5	$282.4	$—
Verizon North Inc.	416.4	257.5	—	—
Verizon Northwest Inc.	—	105.0	136.5	—
Verizon South Inc.	—	—	122.2	80.6
GTE Southwest Incorporated	—	94.1	166.6	—
GTE Midwest Incorporated	—	—	310.5	307.2
VNFC	649.4	—	—	423.1

Total	$1,065.8	$843.1	$1,018.2	$810.9

Verizon Florida Inc.

5.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Contributed Capital	Reinvested Earnings

Balance at December 31, 2002	$585.0	$191.2	$98.1
Net income			133.0
Dividends declared			(112.3)
Other		.1

Balance at June 30, 2003	$585.0	$191.3	$118.8

Net income and comprehensive income were the same for the six months ended June 30, 2003 and 2002.

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

Segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002

Florida Telephone Operations:
Total external revenues	$396.1	$398.3	$791.7	$802.4
Operating income	85.1	72.7	179.0	191.7
Depreciation and amortization	80.2	82.8	161.3	166.5
Interest expense	20.3	16.7	41.4	33.5
Interest income	2.0	—	4.2	.1
Capital expenditures	62.6	75.6	115.2	155.7

GTE Funding:
Operating income	$—	$.2	$—	$—
Interest expense	7.2	9.8	11.9	19.7
Interest income	7.2	9.6	11.9	19.7
Consolidated Revenues	$396.1	$398.3	$791.7	$802.4
Consolidated Operating Income	85.1	72.9	179.0	191.7

(Dollars in Millions)	June 30, 2003	December 31, 2002

Assets
Florida Telephone Operations	$3,742.0	$3,476.0
GTE Funding (a)	1,090.8	1,118.0
Reconciling items (b)	(762.2)	(572.6)

Consolidated Assets	$4,070.6	$4,021.4

(a)	Assets consist primarily of cash and cash equivalents and accounts and notes receivable from affiliates.
(b)	Reconciling items consist primarily of intersegement accounts and notes receivable.

Verizon Florida Inc.

7.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $6.1 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $3.3 million and $1.7 million, respectively. As of June 30, 2003, approximately 540 employees have been separated under the 2001, 2002 and 2003 severance programs. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. As of June 30, 2003, our severance liability was $14.3 million, which includes future payments to employees previously separated under the 2001, 2002 and 2003 severance programs. During the first six months of 2003, the company’s severance liability was increased by $10.6 million for special charges and the redistribution of severance liabilities across Verizon’s subsidiaries and decreased by $9.0 million principally for payments. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

In addition, during the second quarter of 2003, we recorded a special charge of $.1 million in connection with pension and retirement benefit enhancements and we recorded a pension settlement loss of $9.2 million as lump-sum payments exceeded the threshold of service and interest costs. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

8.    Commitments and Contingencies

Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

From time to time, regulatory decisions require us to assure customers that we will provide a level of service performance that falls within prescribed parameters. There are penalties associated with failing to meet those service parameters and we, from time to time, pay such penalties. We do not expect these penalties to have a material effect on our financial condition, but they could have a material effect on our results of operations.

Verizon Florida Inc.

Item 2.	Management’s Discussion and Analysis of Results of Operations
(Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $133.0 million for the six month period ended June 30, 2003, compared to net income of $97.4 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $74.8 million ($46.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

Employee Severance and Other Benefit Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. In the second quarters of 2003 and 2002, we recorded severance costs of $1.7 million and $3.3 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income.

In addition, during the second quarter of 2003, we recorded a special charge of $.1 million in connection with pension and retirement benefit enhancements and we recorded a pension settlement loss of $9.2 million as lump-sum payments exceeded the threshold of service and interest costs. Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

See Note 7 to the condensed consolidated financial statements for additional information.

These and other items affecting the comparison of our results of operations for the six month periods ending June 30, 2003 and 2002 are discussed in the following sections.

Verizon Florida Inc.

OPERATING REVENUES

(Dollars in Millions)

	Six Months Ended June 30,
	2003	2002

Local services	$388.9	$405.4
Network access services	323.0	327.6
Long distance services	15.9	13.3
Other services	63.9	56.1

Total	$791.7	$802.4

LOCAL SERVICES

2003-2002	(Decrease)

Six Months	$(16.5) (4.1)%

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

Local service revenues declined in the first six months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 2.7% from a year ago. These factors were partially offset by the effect of higher billings to CLECs for the purchase of UNEs and for interconnection of their network with our network. Increased sales of packaged wireline services as a result of expanded new products and pricing plans further offset the decline in local service revenues.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Six Months	$(4.6) (1.4)%

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

The decrease in network access revenues in the first six months of 2003 was mainly attributable to declines in switched minutes of use and switched access lines of 9.9% and 2.7%, respectively, from June 30, 2002, reflecting the impact of the soft economy and wireless substitution. These decreases were partially offset by the net effect of rate changes associated with federal mandated price cap filings.

Verizon Florida Inc.

LONG DISTANCE SERVICES

2003-2002	Increase

Six Months	$2.6 19.5%

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

Long distance service revenues increased in the first six months of 2003 primarily due to increased sales of packaged wireline services which include expanded product offerings and pricing plans, resulting in customer win-backs. This increase was partially offset by the effects of competition, technology substitution and lower access line growth due to the soft economy.

OTHER SERVICES

2003-2002	Increase

Six Months	$7.8 13.9%

Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for nonpublication of telephone numbers, multiple white page listings and late payment of bills, and fees paid by affiliates for usage of our directory listings and the provision of sales agent services.

Other service revenues increased in the first six months of 2003 primarily due to an increase in customer late payment fees resulting from a change in collection terms, and higher revenues from affiliates for billing and collection services.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Six Months	$17.6 7.7%

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

The increase in cost of services and sales in the first six months of 2003 was mainly driven by higher costs allocated from affiliates associated with cost of services and higher pension and other post-retirement benefit expenses. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the six month period ended June 30, 2003, the company recorded pension and postretirement benefit expense (after consideration of capitalized costs) of $12.3 million, compared to $.8 million for the same period in 2002.

Verizon Florida Inc.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Six Months	$(10.4) (4.8)%

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

The decrease in SG&A expense in the first six months of 2003 was primarily driven by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $15.1 million driven by our financial statement exposure to WorldCom. In addition, lower gross receipts and property taxes in the first six months of 2003, as compared to the same period in 2002, also contributed to the decrease in SG&A expense. These decreases were partially offset by higher general and administrative costs allocated from affiliates.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Six Months	$(5.2) (3.1)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

Verizon Florida Inc.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME, NET

	Six Months Ended June 30,
	2003	2002	% Change

Interest income	$12.2	$19.8	(38.4)%

The decrease in other income, net was attributable to a decrease in interest income primarily due to lower interest rates and lower average notes receivable balances with affiliates during the first six months of 2003.

INTEREST EXPENSE

	Six Months Ended June 30,
	2003	2002	% Change

Interest expense	$49.4	$52.8	(6.4)%
Capitalized interest costs	.3	.6	(50.0)

Total interest costs on debt balances	$49.7	$53.4	(6.9)

Debt outstanding	$2,058.7	$2,769.7	(25.7)%

Interest expense decreased in the first six months of 2003, over the same period in 2002, primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

PROVISION FOR INCOME TAXES

	Six Months Ended June 30,
	2003	2002	% Change

Provision for income taxes	$54.8	$61.3	(10.6)%
Effective income tax rate	38.6%	38.6%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was unchanged for the six months ended June 30, 2003, compared to the same period in 2002.

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

Verizon Florida Inc.

carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan continued in effect pending the FCC’s further consideration of its justification of these components. On July 10, 2003, the FCC released an order on remand reaffirming these aspects of its plan. As a result of tariff adjustments which became effective in July 2003, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 56 Metropolitan Statistical Areas (MSAs). In addition, the FCC has found that in 24 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

Verizon Florida Inc.

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

Legislation was passed in 2003 that allows us to offset a reduction in intrastate access rates with an increase in basic local exchange revenues upon the FPSC approval. The offset must be revenue neutral and take place over two to four years. In evaluating the petition, the FPSC is to consider whether granting the petition will remove current support for basic local telecommunications services preventing the creation of a more attractive competitive local exchange market for the benefit of residential consumers and enhanced market entry. When our rates are reduced to parity as defined by the statute, our basic services become subject to the same regulatory treatment as non-basic services.

Verizon Florida Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Verizon Florida Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2003.

Verizon Florida Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON FLORIDA INC.

Date: August 12, 2003	By	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2003.

Verizon Florida Inc.

EXHIBIT INDEX

Exhibit Number
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.