Form 10-Q
period 2003-09-30
VERIZON FLORIDA INC
filed 2003-11-12
CIK 40865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-3090

VERIZON FLORIDA INC.

A Florida Corporation	I.R.S. Employer Identification No. 59-0397520

1095 Avenue of the Americas, Room 3868, New York, New York 10036

Telephone number: (212) 395-2121

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Verizon Florida Inc.

Verizon Florida Inc.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $29.8, $27.9, $89.3 and $69.1 from affiliates)	$398.6	$399.1	$1,190.3	$1,201.5

Operating Expenses (including $84.8, $75.4, $238.8 and $215.0 to affiliates)
Cost of services and sales (exclusive of items shown below)	137.7	128.4	382.8	355.9
Selling, general and administrative expense	128.7	127.5	335.0	344.2
Depreciation and amortization	79.7	80.4	241.0	246.9

Total Operating Expenses	346.1	336.3	958.8	947.0

Operating Income	52.5	62.8	231.5	254.5

Other income, net (including $4.0, $13.6, $15.9 and $33.0 from affiliates)	4.2	13.6	16.4	33.4

Interest expense (including $(.9), $14.3, $17.4 and $32.7 to affiliates)	22.7	31.2	72.1	84.0

Income before provision for income taxes and cumulative effect of change in accounting principle	34.0	45.2	175.8	203.9

Provision for income taxes	12.5	16.2	67.3	77.5

Income Before Cumulative Effect of Change in Accounting Principle	21.5	29.0	108.5	126.4

Cumulative effect of change in accounting principle, net of tax	—	—	46.0	—

Net Income	$21.5	$29.0	$154.5	$126.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Cash	$6.2	$40.2
Short-term investments	1.2	67.1
Notes receivable from affiliates	398.5	843.1
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $52.4 and $61.8	196.7	221.0
Affiliates	35.1	178.5
Material and supplies	41.9	31.9
Prepaid expenses	2.6	17.4
Deferred income taxes	6.4	10.4
Other	48.8	50.2

	737.4	1,459.8

Plant, property and equipment	5,387.5	5,354.3
Less accumulated depreciation	3,367.6	3,349.9

	2,019.9	2,004.4

Prepaid pension asset	424.7	449.2

Other assets	99.1	108.0

Total assets	$3,281.1	$4,021.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Notes payable to affiliates	$279.2	$810.9
Accounts payable and accrued liabilities:
Affiliates	82.9	313.5
Other	133.5	109.0
Other current liabilities	163.0	170.4

	658.6	1,403.8

Long-term debt	1,040.6	1,040.4

Employee benefit obligations	298.4	284.5

Deferred credits and other liabilities
Deferred income taxes	350.9	322.3
Other	85.1	96.1

	436.0	418.4

Shareowner’s investment
Common stock – one share, without par value	585.0	585.0
Contributed capital	191.2	191.2
Reinvested earnings	71.3	98.1

	847.5	874.3

Total liabilities and shareowner’s investment	$3,281.1	$4,021.4

See Notes to Condensed Consolidated Financial Statements.

Verizon Florida Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$352.9	$324.6

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(182.4)	(214.0)
Net change in short-term investments	65.9	64.1
Change in notes receivable from affiliates	444.6	359.5
Other, net	1.3	.1

Net cash provided by investing activities	329.4	209.7

Cash Flows from Financing Activities
Change in notes payable to affiliates	(531.7)	(388.3)
Dividends paid	(181.3)	(161.0)
Net change in outstanding checks drawn on controlled disbursement accounts	(3.3)	(5.6)

Net cash used in financing activities	(716.3)	(554.9)

Net change in cash	(34.0)	(20.6)

Cash, beginning of period	40.2	89.6

Cash, end of period	$6.2	$69.0

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$21.5	$29.0	$154.5	$126.4
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	.1	—	.1	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.1)	(.9)	(.4)	(2.9)

Pro forma net income	$21.5	$28.1	$154.2	$123.5

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and nine months ended September 30, 2003 and 2002 was not material.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $74.8 million ($46.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

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

3.    Dividend

On November 3, 2003, we declared and paid a dividend in the amount of $65.0 million to our parent, GTE.

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

The following table provides additional information related to our carrying values by affiliated company:

	Notes Receivable from Affiliates		Notes Payable to Affiliates
(Dollars in Millions)	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002

Verizon California Inc.	$—	$386.5	$56.8	$—
Verizon North Inc.	362.5	257.5	—	—
Verizon Northwest Inc.	—	105.0	25.0	—
Verizon South Inc.	—	—	176.4	80.6
GTE Southwest Incorporated	—	94.1	21.0	—
GTE Midwest Incorporated	—	—	—	307.2
VNFC	36.0	—	—	423.1

Total	$398.5	$843.1	$279.2	$810.9

Verizon Florida Inc.

5.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Contributed Capital	Reinvested Earnings

Balance at December 31, 2002	$585.0	$191.2	$98.1
Net income			154.5
Dividends declared			(181.3)

Balance at September 30, 2003	$585.0	$191.2	$71.3

Net income and comprehensive income were the same for the nine months ended September 30, 2003 and 2002.

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

Segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	2003	2002

Florida Telephone Operations:
Total external revenues	$398.6	$399.1	$1,190.3	$1,201.5
Operating income	52.5	62.9	231.5	254.6
Depreciation and amortization	79.7	80.4	241.0	246.9
Interest expense	19.0	17.7	60.4	51.2
Interest income	.5	—	4.7	.1
Capital expenditures	67.2	58.3	182.4	214.0

GTE Funding:
Operating loss	$—	$(.1)	$—	$(.1)
Interest expense	3.8	14.0	15.7	33.7
Interest income	3.8	14.1	15.7	33.8

Consolidated Revenues	$398.6	$399.1	$1,190.3	$1,201.5
Consolidated Operating Income	52.5	62.8	231.5	254.5

(Dollars in Millions)	September 30, 2003	December 31, 2002

Assets
Florida Telephone Operations	$3,025.2	$3,476.0
GTE Funding (a)	432.0	1,118.0
Reconciling items (b)	(176.1)	(572.6)

Consolidated Assets	$3,281.1	$4,021.4

(a)	Assets consist primarily of cash and cash equivalents and accounts and notes receivable from affiliates. The decline in assets is due to some funding activities being processed through another Verizon funding company.

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $6.1 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $3.3 million and $1.7 million, respectively. As of September 30, 2003, approximately 560 employees have been separated and nearly all of the separations under these previous severance programs have occurred. As of September 30, 2003, our severance liability was $12.8 million, which includes future payments to employees previously separated under these severance programs. During the first nine months of 2003, the company’s severance liability was increased by $11.6 million for special charges and the redistribution of severance liabilities across Verizon’s subsidiaries and decreased by $11.5 million principally for payments. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

Other Benefit Costs

During the nine months ended September 30, 2003, we recorded a pension settlement loss of $37.7 million related to employees that received lump-sum distributions during the third quarter of 2003 in connection with previously announced employee separations. Also, we recorded a special charge of $.1 million in the second quarter of 2003 in connection with pension and retirement benefit enhancements. During the nine months ended September 30, 2002, we recorded a pension settlement loss of $21.6 million related to employees that received lump-sum distributions during the third quarter of 2002. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

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

RESULTS OF OPERATIONS

We reported net income of $154.5 million for the nine month period ended September 30, 2003, compared to net income of $126.4 million for the same period in 2002. Our reported results included the following special item:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $74.8 million ($46.0 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

This and other items affecting the comparison of our results of operations for the nine month periods ending September 30, 2003 and 2002 are discussed in the following sections.

Verizon Florida Inc.

OPERATING REVENUES

(Dollars in Millions)

	Nine Months Ended September 30,
	2003	2002

Local services	$581.0	$604.7
Network access services	482.7	486.0
Long distance services	27.2	19.8
Other services	99.4	91.0

Total	$1,190.3	$1,201.5

LOCAL SERVICES

2003-2002	(Decrease)

Nine Months	$(23.7) (3.9)%

Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

Local service revenues declined in the first nine months of 2003 primarily due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in switched access lines in service of 3.3% from a year ago. This decline was mainly driven by the effect of technology substitution. This decrease was partially offset by the impact of sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Nine Months	$(3.3) (.7)%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services. Further, network access revenues include our digital subscriber line (DSL) services.

The decrease in network access revenues in the first nine months of 2003 was due, in part, to a decline in switched minutes of use of 9.6%, from a year ago, reflecting the impact of access line loss and wireless substitution. This decrease was substantially offset by the effect of rate changes associated with federal mandated price cap filings.

Verizon Florida Inc.

LONG DISTANCE SERVICES

2003-2002	Increase

Nine Months	$7.4 37.4%

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

Long distance service revenues increased in the first nine months of 2003 primarily due to the impact of sales of packaged wireline services which include expanded product offerings and pricing plans. This increase was partially offset by the effect of lower access line growth and technology substitution.

OTHER SERVICES

2003-2002	Increase

Nine Months	$8.4 9.2%

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

Other service revenues increased in the first nine months of 2003 primarily due to an increase in customer late payment fees resulting from a change in collection terms and higher revenues from CPE sales.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Nine Months	$26.9 7.6%

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

The increase in cost of services and sales in the first nine months of 2003 was mainly driven by higher costs allocated from affiliates associated with cost of services and by higher pension and other post-retirement benefit expenses. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the nine month period ended September 30, 2003, the company recorded pension and postretirement benefit expense (after consideration of capitalized costs) of $18.6 million, compared to $.5 million for the same period in 2002.

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

See “Other Matters—Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Nine Months	$(9.2) (2.7)%

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

The decrease in SG&A expense in the first nine months of 2003 was primarily driven by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $15.1 million driven by our financial statement exposure to WorldCom. In addition, lower gross receipts and property taxes in the first nine months of 2003, as compared to the same period in 2002, also contributed to the decrease in SG&A expense. These decreases were partially offset by higher general and administrative costs allocated from affiliates, principally related to rent and benefit costs.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Nine Months	$(5.9) (2.4)%

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

Verizon Florida Inc.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME, NET

	Nine Months Ended September 30,		% Change
	2003	2002

Interest income	$16.4	$33.4	(50.9)%

The decrease in other income, net was attributable to a decrease in interest income primarily due to lower interest rates and lower average notes receivable balances with affiliates during the first nine months of 2003, as compared to the same period last year.

INTEREST EXPENSE

	Nine Months Ended September 30,		% Change
	2003	2002

Interest expense	$72.1	$84.0	(14.2)%
Capitalized interest costs	.5	.7	(28.6)

Total interest costs on debt balances	$72.6	$84.7	(14.3)

Debt outstanding	$1,319.8	$2,280.5	(42.1)%

The decrease in interest expense in the first nine months of 2003, over the same period in 2002, was primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

PROVISION FOR INCOME TAXES

	Nine Months Ended September 30,		% Change
	2003	2002

Provision for income taxes	$67.3	$77.5	(13.2)%
Effective income tax rate	38.3%	38.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the nine months ended September 30, 2003, compared to the same period in 2002, primarily due to an increase in the effective tax rate for state income taxes.

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

Verizon Florida Inc.

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

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. On October 16, 2003, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking

Verizon Florida Inc.

reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review. The order was released on August 21, 2003. With respect to broadband services, the order generally removed section 251 unbundling obligations. With respect to narrowband services, the order generally left unbundling obligations in place, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase EELs. Multiple parties, including Verizon, have appealed various aspects of the decision.

The FCC’s February 2003 order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to unbundled network elements rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

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

Management Separation Offer

In September 2003, Verizon announced a voluntary separation program for management employees. The election period for this program ends on November 15, 2003.

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

Verizon Florida Inc.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003.

Verizon Florida Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon Florida Inc.

Date: November 12, 2003	By	/s/ EDWIN F. HALL Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2003.

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